Form 10KSB
period 2000-12-31
SAVEYOUTIME COM INC
filed 2001-02-02
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                      Commission file number 000-30085

                            SAVEYOUTIME.COM, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                            88-0453327
------------------				  ---------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1850 E. Flamingo Rd., #111
Las Vegas, NV                                     89119
---------------------------------------		  ----------
(Address of principal executive offices)          (zip code)

                Issuer's Telephone Number:    (702) 866-5839

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2000, was 5,000,000 shares, held by approximately 1 stockholder.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Saveyoutime.com, Inc. was incorporated in the State of Nevada on March 3, 2000, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. Saveyoutime.com, Inc. has not engaged in any commercial operations. Saveyoutime.com, Inc. does not have active business operations, and at this time we are considered a "Blank Check" company.

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

     We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional
business   analyst.    In   analyzing  prospective  business   opportunities,
management may consider such matters as:
*    the available technical, financial and managerial resources;
* working capital and other financial requirements; history of operations, if any;
*    prospects for the future;
*    nature of present and expected competition;
* the quality and experience of management services which may be available and the depth of that management;
*    the potential for further research, development, or exploration;
* specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
*    the potential for growth or expansion;
*    the potential for profit;
* the perceived public recognition or acceptance of products, services, or trades; name identification and;
*    other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that the our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

     No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

     We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2.   DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company.

     There is currently one stockholder of our outstanding common stock.

     During the past three years, we have issued securities which were not registered as follows:

                                              NUMBER OF
DATE                         NAME              SHARES       CONSIDERATION
------------           ----------------     -------------  --------------
March 3, 2000          Anthony N. DeMint      5,000,000        $5,000


(1) Mr. DeMint is our sole director, controlling stockholder and president. Shares issued to Mr. DeMint were in return for services provided to us by Mr. DeMint, in lieu of cash. With respect to the stock issued to Mr. DeMint, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholder, we have not commenced any operational activities.

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

     Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

     Our stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-7 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer is as follows:

       Name                  Age    Positions and Offices Held
	-----------------------------------------------------
       Anthony N. DeMint     27     President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

     Anthony N. DeMint acts as President, Secretary, Treasurer and Director for the Company. Mr. DeMint has served as an officer and Director of the Company since inception. Mr. DeMint is also sole officer and Director of Tac Asset Corp., Rub Investments Limited, Your Domain.Com, Nothing Corp., Calif Acquisitions, Inc., Take A Ride, Inc., Euro Technology Outfitters, Interbank Capital Corp., Vanity Enterprises, Inc., Fun For You, Inc., Tell-A-Tale Incorporated, Too Late Financial Corporation, Accessory Specialists, Inc. and YFC 355 Corp which are also blank check companies. Since 1994, Mr. DeMint has been a business consultant and has served on the board of directors and as an officer for several private and public companies. Mr. DeMint currently serves as President and as a Director of Securities Law Institute, a securities consulting firm. From 1997-1998, Mr. DeMint was Vice President of operations and a Director for Worldwide Golf Resources, Inc. From 1995-1997, Mr. DeMint was Chief Operating Officer, Treasurer and a Director of a publicly held import and wholesale company, Cutty-Fleet Trading Co., where he managed day-to-day operations. Mr. DeMint attended Business and Economics school at the University of Nevada Las Vegas. Mr. DeMint is an affiliate of Sperry Young & Stoecklein.

CURRENT BLANK CHECK COMPANIES

     The SEC reporting blank check companies that Anthony DeMint serves or has served as President and Director are listed in the following table:

                                                   Date
Incorporation Name          Form Type   File #   of Filing    Status (l)
Intercontinental Capital
Fund, Inc.                  10SB12G    000-27931  04 Nov 99    Merger (2a)

Tele Special.Com            10SB12G    000-28207  19 Nov 99    Merger (2b)

Navitec Group Inc.          10SB12G    000-28225  22 Nov 99    Merger (2c)

Royal Acquisitions, Inc.    10SB12G    000-28713  30 Dec 99    Merger (2d)

LifePlan                    10SB12G    000-29033  08 Jan 00    Merger (2e)

Central America Fuel
Technology, Inc.            10SB12G    000-28697  29 Dec 99    Merger (2f)

Scientific Fuel Technology,
Inc.                        10SB12G    000-28685  28 Dec 99    Merger (2g)

TourPro Golf, Inc.          10SB12G    000-28569  20 Dec 99    Merger (2h)

J.S.J. Capital Corp,        10SB12G    000-29165  26 Jan 00    Merger (2i)

J.S.J. Capital II, Inc.     10SB12G    000-29189  27 Jan 00    Sold (3)

Tac Asset Corp.             10SB12G    000-29355  07 Feb 00    No

Rub Investments Limited     10SB12G    000-29315  03 Feb 00    No

Your Domain.com             10SB12G    000-29317  03 Feb 00    No

Nothing Corp.               10SB12G    000-29399  08 Feb 00    No

Calif Acquisitions, Inc.    10SB12G    000-29345  04 Feb 00    No

Take A Ride, Inc.           10SB12G    000-30113  27 Mar 00    No

Euro Technology Outfitters  10SB12G    000-30009  20 Mar 00    No

Interbank Capital Corp.     10SB12G    000-30067  23 Mar 00    No

Vanity Enterprises, Inc.    10SB12G    000-30169  31 Mar 00    No

Tell-A-Tale, Incorporated   10SB12G    000-30131  28 Mar 00    No

Too Late Financial
Corporation                 10SB12G    000-30149  29 Mar 00    No

Accessory Specialists, Inc. 10SB12G    000-29353  07 Feb 00    No

YFC 355 Corp                10SB12G    000-30201  03 Apr 00    No

(1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2) (2a) In January 2000 Intercontinental Capital Fund, Inc. merged with Desert Health Products, Inc. ("DHP") whereby DHP was the surviving corporation and Intercontinental Capital Fund ceased to exist. DHP was formed to develop dietary supplement products from natural plant extracts. DHP is focusing its development efforts on certain plants and plant extracts that are widely used throughout the United States and Europe to treat a variety of diseases and physical conditions. Pursuant to the Plan of Merger, DHP issued 400,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Intercontinental
Capital Fund Common Stock. DHP paid $100,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of DHP. DHP is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934 and is trading on the OTC:BB under the symbol "DHPI".

(2b) In January 2000 Tele Special.Com merged with International Brands, Inc. ("INBR") whereby INBR was the surviving corporation and Tele Special.Com ceased to exist. INBR is a holding company for various Internet related companies. Pursuant to the Plan of Merger, INBR issued 25,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Tele Special.Com Common Stock. INBR paid $150,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of INBR. INBR is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

(2c) In February 2000 Navitec Group, Inc. merged with Worldnet Resources Group, Inc. ("WRGI") whereby WRGI was the surviving corporation and Navitec Group, Inc. ceased too exist. WRGI is a holding company for various Internet related companies. Pursuant to the Plan of Merger, WRGI issued 2,083 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Navitec Group Common Stock. WRGI paid $150,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. Mr. DeMint currently is a non-affiliated stockholder of WRGI. WRGI is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

(2d) In March 2000 Royal Acquisitions, Inc. merged with zebramart.Com, Inc. ("ZMRT") whereby ZMRT was the surviving corporation and Royal Acquisitions, Inc. ceased too exist. Pursuant to the Plan of Merger, ZMRT issued 2,000,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 5,000,000 shares of Royal Acquisitions, Inc. Common Stock. ZMRT paid $200,000 in cash to Sperry Young & Stoecklein, of which Anthony N. DeMint is an affiliate, for consulting fees associated with the merger. ZMRT is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934. On November 15, 2000 ZMRT changed its name to Cottage Investments, Inc.

(2e) In March 2000 LifePlan, merged with HIV-VAC, INC. ("HIVC") whereby HIVC was the surviving corporation and LifePlan ceased too exist. Pursuant to the Plan of Merger, HIVC issued 100,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 10,000,000 shares of LifePlan Common Stock. Mr. DeMint currently is a non-affiliated stockholder of HIVC. HIVC is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

(2f) In March 2000 Central America Fuel Technology, Inc. merged with Presidents Telecom, Inc. ("PRTE") whereby PRTE was the surviving corporation and Central America Fuel Technology, Inc. ceased too exist. PRTE establishes satellite communications world wide to Costa Rican companies. Pursuant to the Plan of Merger, PRTE issued 5,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 10,000,000 shares of Central America Fuel Technology, Inc. Common Stock. Mr. DeMint currently is a non-affiliated stockholder of PRTE. PRTE is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934. On April 17, 2000 PRTE changed its name to VOIP Telecom, Inc.

(2g) In March 2000 Scientific Fuel Technology, Inc. merged with Vertical Computers Systems, Inc. ("VCSY") whereby Vertical Computers Systems, Inc. was the surviving successor corporation and Scientific Fuel Technology, Inc. ceased to exist. VCSY is a multi-lingual portal and Internet solutions provider for foreign countries, developing nations and regions of the world where access and content is limited. Pursuant to the Plan of Merger, VCSY issued 2,000,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 10,000,000 shares of Scientific Fuel Technology, Inc. Common Stock. VCSY is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934.

(2h) In March 2000 TourPro Golf, Inc. merged with Mirage Computers, Inc. whereby Mirage Computers, Inc. n/k/a Mega Micro Technologies Group. ("MMTG") was the surviving successor corporation and TourPro Golf, Inc. ceased to exist. Mirage is in the business of acquiring and developing a group of synergistic technology related companies, which will share customer databases, administration and marketing costs. Pursuant to the Plan of Merger, MMTG issued 150,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 4,800,000 shares of TourPro Golf, Inc. Common Stock. Mr. DeMint currently is a non-affiliated stockholder of MMTG. MMTG is currently a SEC reporting company under 12(g) of the Securities and Exchange Act of 1934. Concurrent with the merger Mirage changed its name to Mega Micro Technologies Group. Mega Micro is trading on the OTC:BB under the symbol "MGGA".

(2i) In April 2000 J.S.J. Capital Corp. merged with High Speed Net Solutions, Inc. ("HSNS") whereby HSNS was the surviving successor corporation and J.S.J. Capital Corp. Inc. ceased to exist. HSNS is in the business of delivering audio, video and graphics content and advertising over the Internet. Pursuant to the Plan of Merger, HSNS issued 50,000 shares of restricted Common Stock to Anthony N. DeMint in exchange for the cancellation of Mr. DeMint's 672,000 shares of J.S.J. Capital Corp. Common Stock.

(3) In May Anthony DeMint acquired 672,000 shares of J.S.J. Capital II, Inc. for $175,000 in cash.

In July 2000 Anthony DeMint resigned as sole Officer and Director of J.S.J. Capital II, Inc. and sold 100% of his shares in the Company for $175,000.

CONFLICTS OF INTEREST

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholder, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

    The terms of business combination may include such terms as Mr. DeMint remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Mr. DeMint is a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. DeMint for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. DeMint would directly benefit from such employment or payment. Such benefits may influence Mr. DeMint's choice of a target company.

    We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

    We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management or any affiliates or associates have a greater than 10% interest, direct or indirect.

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholder to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

     Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2000, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                        Amount of
Name and Address                        Beneficial           Percent of
Of Beneficial Owner                     Ownership         Outstanding Stock
---------------------                  --------------    -------------------
Anthony N. DeMint                       5,000,000               100%
1850 E. Flamingo Rd., #111
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group
(1 Person)                              5,000,000               100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 3, 2000, the Company issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $5,000 in services:

                            NUMBER OF                     TOTAL
NAME                         SHARES                   CONSIDERATION
--------------------------------------------------------------------
Anthony N. DeMint           5,000,000                    $5,000

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director or holder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
3(i)* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 24, 2000, and incorporated herein by reference.
3(ii)* By-Laws  filed  as an exhibit to the Company's registration  statement on Form 10-SB filed on March 24, 2000, and incorporated herein by reference.
4.1* Article VI of Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 24, 2000, and incorporated herein by reference.
4.2* Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 24, 2000, and incorporated herein by reference.
11** Statement of Per share earnings as shown in Note 2 number 2 on page F-6 of December 31, 2000 audit filed herewith.
23**   Consent of Accountants
_____
*    Previously filed
**   Filed herewith

(b) There were no reports on Form 8-K filed by the Company during the year ended December 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SAVEYOUTIME.COM, INC.

                              By:____/s/ Anthony N. DeMint__________
                                   Anthony N. DeMint, President

Dated:    February 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Anthony N. DeMint
Anthony N. DeMint        Director            February 1, 2001

                              TABLE OF CONTENTS
                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-7

                           BARRY L. FRIEDMAN, P.C.
                         Certified Public Accountant

1582 TULITA DRIVE                           OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                    FAX NO. (702) 896-0278

                        INDEPENDENT AUDITORS' REPORT

Board Of Directors                                January 2, 2001
SAVEYOUTIME.COM, INC.
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of SAVEYOUTIME.COM, INC., (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period March 3, 2000, (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAVEYOUTIME.COM, INC., (A Development Stage Company), as of December 31, 2000, and the results of its operations, stockholders equity, and cash flows for the period March 3, 2000, (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant

                            SAVEYOUTIME.COM, INC.
                        (A Development Stage Company)
                              December 31, 2000


                                BALANCE SHEET

                                   ASSETS
CURRENT ASSETS                                            $                0
                                                         -------------------
     TOTAL CURRENT ASSETS                                 $                0
                                                         -------------------
OTHER ASSETS                                               $               0
                                                         -------------------
     TOTAL OTHER ASSETS                                   $                0
                                                         -------------------
  TOTAL ASSETS                                              $              0
                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     OFFICERS ADVANCES (NOTE #6)                              $        1,105
                                                          ------------------
     TOTAL CURRENT LIABILITIES                                $        1,105
                                                          ------------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares
   issued and outstanding at
   December 31, 2000-None                                   $              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   issued and outstanding at
   December 31, 2000-5,000,000 shares                          $       5,000

Additional paid-in capital                                                 0

Deficit accumulated during
development stage                                                    (6,105)
                                                         -------------------
     TOTAL STOCKHOLDER'S EQUITY                             $        (1,105)
                                                         -------------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                              $    0
                                                                ============

  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC.
                        (A Development Stage Company)
               March 3, 2000,(Inception) to December 31, 2000


                           STATEMENT OF OPERATIONS
INCOME
Revenue                                                  $                 0
                                                        --------------------
EXPENSE
General and
Administrative                                              $          6,105

                                                        --------------------
TOTAL EXPENSES                                              $          6,105
                                                        --------------------
NET LOSS                                                    $        (6,105)
                                                                ============
Net Loss
Per Share                                                  $         (.0012)
                                                                ============
Weighted average
number of common
shares outstanding                                                 5,000,000
                                                               =============

  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC.
                        (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   Additional   Accumulated
                                Common Stock        paid-in       Deficit
                              Shares    Amount      Capital
                             --------   --------   ---------    ----------
March 3, 2000
issued for services          5,000,000     $5,000           $0            $0

Net loss, March
3, 2000 (inception)
to December 31, 2000                            -                    (6,105)
                            ----------   --------   ----------   -----------
Balance,
December 31, 2000            5,000,000     $5,000           $0      $(6,105)
                              ========   ========   ==========  ============



  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC.
                        (A Development Stage Company)
               March 3, 2000,(Inception) to December 31, 2000

                           STATEMENT OF CASH FLOWS
Cash Flows from
Operating Activities
  Net loss                                              $            (6,105)
  Adjustment to reconcile net loss to
  net cash provided by operational activities
  Issue common stock for services                                      5,000

Changes in assets and
Liabilities
  Officers Advances                                                    1,105
                                                       ---------------------
Net cash used in
operating activities                                    $                  0

Cash Flows from
Investing Activities                                                       0

Cash Flows from
Financing Activities                                                       0
                                                    ------------------------
Net Increase (Decrease)                               $                    0

Cash,
Beginning of period                                                        0
                                                     -----------------------
Cash,
End of period                                        $                     0
                                                              ==============


  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized March 3, 2000, under the laws of the State of Nevada, as SAVEYOUTIME.COM, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock for services of $5,000.

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

                            SAVEYOUTIME.COM, INC.
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                              December 31, 2000

NOTE 4 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to issue any additional shares of common or preferred stock of the Company.


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