Form 10QSB
period 2001-03-31
SAVEYOUTIME COM INC
filed 2001-05-15
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2001

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

                               (702) 866-5839
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at March 31, 2001
Common Stock, par value $0.001                     6,405,000


                        ITEM 1.  FINANCIAL STATEMENTS

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                                BALANCE SHEET
                               March 31, 2001


                                   ASSETS
                                             (Unaudited)     December 31,
                                           March 31, 2001        2000
                                            -------------   -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                      $         0      $         0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,105
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                    $         0      $     1,105
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding           $         0      $         0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,405,000 and 5,000,000 shares issued
     and outstanding at March 31, 2001
     and December 31, 2000, respectively       $     6,405      $     5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,405)          (6,105)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                   $         0      $   (1,105)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                               March 31, 2001
                                 (Unaudited)


                                                                 March 3,
                                                                   2000
                                  Three Months  Three Months   (Inception)
                                   Ended March   Ended March   to March 31,
                                    31, 2001      31, 2000         2001
                                   -----------   -----------   -----------
INCOME
     Revenue                       $         0    $         0    $        0
                                   -----------    -----------    ----------
EXPENSES
     General and
     Administrative                $       300    $     6,105    $    6,405
                                   -----------    -----------    ----------
   Total Expenses                  $       300    $     6,105    $    6,405
                                   -----------    -----------    ----------
Net Loss                           $     (300)    $   (6,105)    $  (6,405)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)                    $     (.00)      $   (.00)      $  (.00)
                                     =========      =========    ==========
Weighted average
Number of common
shares outstanding                   6,405,000      5,000,000     6,405,000
                                     =========      =========    ==========

  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                               March 31, 2001
                                 (Unaudited)

                                                              March 3, 2000
                                 Three Months   Three Months   (Inception)
                                  Ended March    Ended March  to March 31,
                                   31, 2001       31, 2000        2001
                                 ------------   ------------  ------------
Cash Flows from
Operating Activities:
  Net Loss                       $      (300)   $    (6,105)   $   (6,405)
  Stock issued for services                            5,000         5,000

  Changes in assets and
  Liabilities
     Officers advances                (1,105)          1,105             0
                                 ------------   ------------  ------------
Net cash used in
operating activities                  (1,405)              0       (1,405)

Cash Flows from
investing activities                        0              0             0

Cash Flows from
Financing Activities:
   Issuance of common stock             1,405              0         1,405
                                 ------------   ------------   -----------
Net increase(decrease)
in cash                                     0              0             0

Cash, beginning of Period                   0              0             0
                                 ------------   ------------   -----------
Cash, end of period               $         0    $         0   $         0
                                  ===========    ===========   ===========

Non-Cash Transactions
   Interest Paid                  $         0    $         0   $         0
                                  ===========    ===========   ===========
   Taxes Paid                     $         0    $         0   $         0
                                  ===========    ===========   ===========
   Number of Shares
     issued for services                    0      5,000,000     5,000,000
                                  ===========    ===========   ===========

  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2001

NOTE 1 - History and organization of the Company

     The Company was organized March 3, 2000, under the laws of the State of Nevada as SAVEYOUTIME.COM, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

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

     4. In April 1998, the American Institute of Certified Public Accountant's issue Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

NOTE 3 - STOCKHOLDERS EQUITY

     On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock for services of $5,000.

     On January 1, 2001 the Company issued an officer of the Company 1,405,000 shares of its $.001 par value common stock for cash of $1,405.

NOTE 4 - GOING CONCERN

     The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through acquiring or merging with another business entity.

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                               March 31, 2001

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company neither owns or leases any real or personal property. Office services are provided without charge by an officer and or director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. The Company has formulated no policy for the resolution of such conflicts.

NOTE 6 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE 7 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These advances have been converted to equity.

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

     Our Officer and Director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES
     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.  OTHER INFORMATION
     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          See Exhibit Table on page E-1
     (b)  8-K filed on May 2, 2001 - Change of Auditor

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SAVEYOUTIME.COM, INC


                         By:/s/ Anthony DeMint
                              Anthony N. DeMint, President


Dated:    May 15, 2001

                                EXHIBIT TABLE

Exhibit                              Description
Number
(1)       N/A
(2)       N/A
(3)(i)*   Articles of Incorporation
          (a) Articles of Incorporation
(3)(ii)*  Bylaws
          (a) Bylaws
(4)*      Instruments defining the rights of security holders:
(4)(i)    (a) Articles of Incorporation
          (b) Bylaws
          (c) Stock Certificate Specimen
(5)       N/A
(8)       N/A
(9)       N/A
(10)      N/A
(11) Contained in the Notes to the Financial Statements (filed herewith)
(13)      N/A
(15)      N/A
(16)      N/A
(17)      N/A
(18)      N/A
(19)      N/A
(20)      N/A
(21)      N/A
(22)      N/A
(23)      N/A
(24)      N/A
(25)      N/A
(26)      N/A
(99)      N/A
*Filed in Form 10SB