Form 10QSB
period 2001-09-30
SAVEYOUTIME COM INC
filed 2001-10-11
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at September 30, 2001
Common Stock, par value $0.001                     6,440,300

                        ITEM 1.  FINANCIAL STATEMENTS

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                                BALANCE SHEET
                             September 30, 2001


                                   ASSETS
                                             (Unaudited)
                                            September 30,    December 31,
                                                2001             2000
                                            -------------   -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                                0                0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,105
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                              0            1,105
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding                     0                0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,440,300 and 5,000,000 shares issued
     and outstanding at September 30, 2001
     and December 31, 2000, respectively             6,440            5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,440)          (6,105)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                             0          (1,105)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========

  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                             September 30, 2001
                                 (Unaudited)


                                                     For the
                                                   Period March
                                                     3, 2000      March 3,
                    Three      Three       Nine    (Inception)      2000
                    Months     Months     Months   to September (Inception)
                    Ended      Ended      Ended      30, 2000   to September
                  September  September  September                 30, 2001
                   30, 2001   30, 2000   30, 2001
                  ---------  ---------   ---------  ---------   -----------
INCOME
 Revenue          $       0   $       0  $       0    $       0   $        0
                  ---------   ---------  ---------    ---------   ----------
EXPENSES
 General and
 Administrative          13       6,105        335        6,105        6,440
                  ---------   ---------  ---------    ---------   ----------
  Total Expenses         13       6,105        335        6,105        6,440
                  ---------   ---------  ---------    ---------   ----------
Net Loss          $    (13)   $ (6,105)  $   (335)    $ (6,105)   $  (6,440)
                  =========   =========  =========    =========   ==========

Net Profit
or Loss(-)
Per weighted
Share (Note #1)   $   (.00)   $   (.00)  $   (.00)    $   (.00)   $    (.00)
                  =========   =========  =========    =========   ==========
Weighted average
Number of common
shares
outstanding       6,440,300   5,000,000  6,440,300    5,000,000    6,440,300
                  =========   =========  =========    =========   ==========













  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                             September 30, 2001
                                 (Unaudited)

                                                      For the
                                                    Period March
                                                      3, 2000     March 3,
                      Three     Three       Nine    (Inception)     2000
                      Months    Months     Months   to September (Inception)
                      Ended     Ended       Ended     30, 2000  to September
                    September September   September               30, 2001
                     30, 2001  30, 2000   30, 2001
                     --------  --------   --------   ---------   -----------
Cash Flows from
Operating
Activities:
 Net Loss           $   (13)   $ (6,105)   $  (335)   $ (6,105)  $   (6,440)
 Stock issued for
services                   0       5,000          0       5,000        5,000
 Stock issued to
convert debt to
equity                    13           0      1,440           0        1,440
 Changes in assets
and
 Liabilities
  Officers advances        0       1,105    (1,105)       1,105            0
                    --------    --------   --------   ---------  -----------
Net cash used in
operating
activities                 0           0          0           0            0

Cash Flows from
investing
activities                 0           0          0           0            0

Cash Flows from
Financing
Activities:                0           0          0           0            0
                    --------    --------   --------   ---------  -----------
Net
increase(decrease)
in cash                    0           0          0           0            0

Cash, beginning of
Period                     0           0          0           0            0
                    --------    --------   --------   ---------  -----------
Cash, end of period $      0    $      0   $      0   $       0  $         0
                    =========    ========  =========   =========  ===========

Supplemental
Disclosure
 Interest Paid      $      0    $      0   $      0   $       0  $         0
                    ========    ========   ========   =========  ===========
 Taxes Paid         $      0    $      0   $      0   $       0  $         0
                    ========    ========   ========   =========  ===========
Non-Cash
Transactions
 Number of Shares
 issued for
services                   0   5,000,000          0   5,000,000    5,000,000
                    ========    ========   ========   =========  ===========




  The accompanying notes are an integral part of these financial statements

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

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

NOTE 3 - STOCKHOLDERS EQUITY
     On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock for services of $5,000.

     On January 1, 2001 the Company issued an officer of the Company 1,405,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,405.

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06.

     On July 1, 2001 the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24.

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

                            SAVEYOUTIME.COM, INC
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                             September 30, 2001

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


                         SAVEYOUTIME.COM, INC


                         By:  /s/Anthony N. DeMint
                              Anthony N. DeMint, President


Dated:    September 30, 2001

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