Form 10KSB
period 2002-12-31
SAVEYOUTIME COM INC
filed 2003-04-15
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

                      Commission file number 000-30085

                           HESPERIA HOLDING, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0453327
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

9780 E. Avenue
Hesperia, California                                                   92345
(Address of principal executive offices)                          (zip code)

                Issuer's Telephone Number:    (760) 947-1378

                            SAVEYOUTIME.COM, INC.
                 (Former name, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2003, was 10,465,845 shares, held by approximately 42 stockholders.

     The issuer's revenues for its most recent fiscal year ended December 31, 2002. $0

     Transitional Small Business Disclosure Format (check one):   Yes  ______
No    X__

                           HESPERIA HOLDING, INC.
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                      Pages

Item    1.  Business                                                     1-9
Item    2.  Properties                                                     9
Item    3.  Legal Proceedings                                              9
Item    4.  Submission of Matters to a Vote of Security Holders           10

PART II

Item    5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                        10-14
Item    6.  Management's Discussion and Analysis and Results
            of Operations                                              14-17
Item    7.  Financial Statements and Supplementary Data                17-20
Item    8. Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                           20

PART III

Item    9.  Directors and Executive Officers of the Registrant         20-21
Item    10. Executive Compensation                                     21-22
Item    11. Security Ownership of Certain Beneficial Owners
            and Management                                             22-23
Item    12. Certain Relationships and Related Transactions             23-24

Item    13. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                   25

Item    14. Controls and Procedures                                       26

SIGNATURES                                                                27

CERTIFICATION OF PRESIDENT AND CHIEF ACCOUNTING OFFICER                   28

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis and Results of Operation" under Item 6.

     In this filing references to "Company," "we," "our," and/or "us," refers to Hesperia Holding, Inc.

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     Saveyoutime.com, Inc., a Nevada corporation entered into a merger agreement dated January 20, 2003 (the "Merger Agreement") with Hesperia Holding Corp., a California corporation. Pursuant to the terms of the Merger Agreement, and in accordance with the General Corporation Law of the State of California (the "CGCL") and the General Corporation Law of the State of Nevada (the "NGCL"), Hesperia Holding Corp. merged with and into Saveyoutime.com, Inc.(the "Merger").

     The Merger was consummated on April 10, 2003, at which time a Certificate of Merger was filed in the State of Nevada. Under the terms of the Merger, the Company Inc. issued Ten Million Four Hundred Fifteen Thousand Eight Hundred Forty-Five (10,415,845) shares of its common stock to the stockholders of Hesperia Holding Corp in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. The sole stockholder of the Company retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 being issued and outstanding. The shares of common stock were issued unrestricted without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act. Concurrent with the filing of the Certificate of Merger, Saveyoutime.com, Inc. changed its name to Hesperia Holding, Inc.

     Hesperia Holding Corp. (Hesperia Holding) was formed in July 2002, as a California corporation, and was a holding company for its subsidiary, Hesperia Truss, Inc. (Hesperia Truss) which was formed in 1996. Hesperia
Truss will continue as a subsidiary of Hesperia Holding, Inc. Hesperia Truss, a prefabricated wood truss manufacturer, provides custom designed wood trusses to the residential construction market. Hesperia Truss's operations generated revenues of $6,488,950 in 2002 and support two product lines; roof and floor trusses. Hesperia Truss' operation is set up to design, manufacture and transport floor and roof trusses. Headquartered in Hesperia, California, Hesperia Truss operates throughout California, portions of Nevada and Arizona.

(b)Our Business

      Concurrent with the closing of the Merger with Hesperia Holding Corp. our business is now being conducted by Hesperia Truss, Inc., which is, as the result of the Merger, owned by a subsidiary of the Company.

Hesperia Truss, Inc.

     Established Customer Base & Relationship. HTI targets primarily General Contractors, Framing Contractors, Owner Builders and Resale Distributors engaged in residential construction. HTI focuses on developing and maintaining strong relationships with local contractors, developers, builders, architects and engineers. General Contractors and Framing Contractors generally are high-volume, repeat customers who require on-time job site delivery.

     HTI has an established track record and brand presence, and possesses a reputation for performance within California as well as Nevada and Arizona. It maintains a solid base of quality suppliers and customers, many of whom have been with it since inception. HTI has developed relationships with such reputable names as Washington Pacific Lumber and Computrus.

     More than 60% of HTI's business is conducted with existing customers, evidencing both high customer satisfaction and strong customer relations. Since HTI often manufacturers to specifications, business contracts are secured through a bidding or highly negotiated process.

     Industry Expertise. HTI's corporate leadership has extensive experience in the truss manufacturing industry with over 50 years of aggregate manufacturing experience.

     The Company employs skilled and loyal employees who possess a depth of industry experience and extensive expertise in their respective disciplines.

     Industry Growth. With the Federal Reserve cutting the interest rate, the construction market is in position to experience tremendous growth.

     The projected construction growth rate between 2001 and 2004 is 1.1% annually.

     Weak Rivalry In Truss Manufacturing. It is difficult to enter the truss manufacturing market without having prior industry knowledge and a significant number of contacts. This makes it extremely difficult for new entrants and competitors to enter the truss market.

     Barriers Of Entry For Competition. Only a handful of companies compete in HTI's metro area; however, in the past it has lost customers over price differences. But, HTI has continued to increase revenues and maintains a strong position because of its distribution channels (retail - Lowe's Home Improvement Center, Contractors Warehouse and Ace Hardware; direct - general contractors, developers, homeowners and framers).

Products and Services

* Floor Trusses - Floor trusses are used for multi-story structures, and as such are used as substitutes for floor Joints. HTI specializes in producing floor trusses for all size projects - up to 30 feet long and 28 inches deep, While floor trusses are more cost-effective for most projects than other engineered joists, each truss is custom designed to fit its respective project to specifications. The floor trusses are open web, providing space for plumbing, electrical and ductwork.
* Roof Trusses - Roof trusses are used for both single-story and multi-story structures.

     Both floor and roof trusses are more cost-effective than conventional floor and roof framing. Wood trusses enable ease of handling and work, and have also become standard within the construction industry.

Operations

     HTI's operation is set up to design, manufacture and transport floor and roof trusses. The following describes the process in which it receives orders, develops plans, manufactures and ships its goods:
1)   Receive   Bid  Proposal  -  HTI  has  a  dedicated  salesperson
     continually soliciting new business from general, residential, custom and tract as well as commercial contractors. The salesperson calls on previous customers as well as on new contractors located through the Yellow Pages and referrals. He then receives bid proposals, which are given to the engineering
     / bid department.
2) Accurately Develop Bid - HTI generally structures its bids based on the cost of lumber. The engineering / drafting department receives design plans from the contractor and then gauges the amount of lumber needed to manufacture the necessary trusses. The bid proposal takes approximately one day to develop.
3) Prepare Design Schematics - HTI develops truss layouts using architectural blueprints supplied by contractors, building owners or framers. HTI uses Computrus software to design the truss layout. It then produces tangible blueprints used to manufacture the trusses in the yard. It takes approximately one day to prepare the design schematics.
4) Manufacture Trusses - Once the cutting / production department receives the blueprints it cuts the wood to the specifications on the design blueprints. The cut pieces of lumber are then brought to the production area where builders fit the different wood pieces together with metal connectors. To completely fasten the different components, the entire truss is fed through a roller machine, which presses all the metal bindings firmly to the wood. The finished trusses are then held until delivery. The number and size of orders determines the length of time to fulfill any particular contract.

5) Distribution of Trusses to Customer - All the trusses are loaded on a delivery truck and shipped to the building site.

Suppliers

     HTI is serviced by a diverse supplier base. It has ready access to alternate suppliers for each product type. The following table lists its major suppliers:

                                                   Length of    % of Annual
       Supplier             Product Service       Relationship    Purchase
Washington     Pacific           Lumber             6 Years         30%
Lumber
Computrus                 Engineering & Metal       8 Years          9%
                                 Plates

* Washington Pacific Lumber - HTI uses Washington Pacific Lumber because it is a reliable and less expensive source of lumber than others. HTI receives approximately two truck loads of lumber per week.
* Computrus, Inc. - Computrus provides metal connector plates and proprietary software for the development and design of truss lay-outs.

     In addition to the list above, HTI utilizes the following suppliers:

*    Hesperia Wholesale Lumber
*    Pelican Bay Forest Products
*    Wasach Forest Products
*    Peaks Forest Products
*    Sommerville Plywood
*    Burns Lumber

Markets and Customers

     HTI primarily caters to general contractors. Contractors tend to prefer using trusses because they provide a stable roof structure, and are easy to use, install and adjust to specifications. The following table outlines HTI's primary markets and the products it provides to each market. As a result of HTI's outstanding industry reputation, all of its business lines are growing.

           Market                Product Service
General Contractors                  Trusses
Framing Contractors                  Trusses
Owner Builders                       Trusses
Resale Distributors                  Trusses

* General Contractors - HTI sells the majority of its trusses to general contractors of custom and track residential homes as well as commercial building contractors.

* Framing Contractors - Framing contractors are the second largest revenue generating market for HTI. These contractors focus only on trusses. They are subcontracted by general contractors to Install only trusses for buildings.
* Owner Builders - Owner builders represent 10% of HTI's revenue. These customers are individual building owners who need to redo their roof and roof structures. They come to Hesperia with specific blueprints and HTI manufactures trusses to their specifications.
* Resale Distributors - Resale distributors represent the smallest market in which HTI caters. Resale distributors are large businesses that purchase prefabricated trusses from HTI for resale.

Geographic Region

     HTI provides its trusses to a growing region. The following table identifies HTI's geographical regions:

Geographic Region
California
Southern Nevada
Arizona

Customers

     Over the last few years HTI conducted a majority of its business with repeat customers. its significant customers are indicated below:

                                                                Length of
Customer                                 Market               Relationship
Renn Construction           Residential Tract Homes              9 Years
Victor Valley Co.           Residential Homes                    6 Years
CW Construction             Residential Tract & Residential      7 Years
Wayne Simpson Construction  Custom Residential                   6 Years
Sunbelt Construction        Custom Residential                   4 Years
Classic Homes               Custom Residential                   7 Years
Desert Development          Residential Tract & Residential      6 Years

* Renn Construction - Renn Construction is a residential tract framing company in the Southern California region.
* Victor Valley Co. - Victor Valley Co. is a semi-custom home tract developer.
* CW Construction - CW Construction primarily works in residential tract framing with some custom home framing, all in the Southern California region.
* Wayne Simpson Construction - Wayne Simpson Construction is a custom residential developer in the Spring Valley Lake region of California.
* Sunbelt Construction - Sunbelt Construction is a custom residential developer in the Yucca Valley region of California.

* Classic Homes - Classic Homes is a custom residential and tract developer in the California high desert.
* Desert Development - Desert Development is a custom residential and tract developer in the California high desert.

Sales and Marketing

     HTI does not actively market its products; rather, it relies on word-of-mouth and a single dedicated salesperson to obtain new clients. The majority of bid proposals are received through referrals. The single salesperson contacts contractors through industry contacts and the phone book as well as referrals from other contractors.

Direct Selling

     Since its inception, HTI has established extensive personal contacts in the construction industry. HTI considers any individual who has direct contact with a customer via personal, phone, letter or any other mode of contact, as a salesperson. HTI trains its employees as though they are
salespeople,   teaching   them   to  always   portray   themselves   as   its
representatives.

Personnel

     Currently HTI employs 80 individuals as follows:

                                      Number of Full-Time
Function Department                        Employees          Annual Wages
Drafting / Engineering                         6                     $56,160
Cutting / Production                           4                    $135,200
Sales                                          3                     $65,000
Accounting / Secretarial                       2                     $83,200
Sawyers                                        6                    $108,160
Truck Drivers                                  5                    $124,800
Truss Builders                                 54                 $1,123,200
Total                                                             $1,695,720

     HTI's employee count has fluctuated over the last four years. it employed 62 people in 1998, 87 in 1999, 60 in 2000/2001 and presently has a total of 80 employees. Hesperia has employee tenure of approximately 2.5 years. This is primarily due to the comfort employees have in consistent work. Management has set a standard to provide steady work in a time of uncertainty.

Industry Outlook

California Economic Outlook

     Longer-Term Forecast (2003 through 2006) - The longer-term forecast assumes that California's economy will continue to expand at a healthy pace through 2006, and that employment and income will again outpace the nation. Supporting this positive long-term outlook is California's dominant position in key "new economy" industries.

Construction Industry Structural Factors

     The construction industry is cyclical, since it provides what is essentially a capital asset. Demand for both residential and nonresidential construction is affected by interests rates as well as the overall level of economic activity. The relative contribution of residential and nonresidential construction also varies over the business cycle. Barriers to entry in the industry are moderate. There are many self-employed individuals in the industry workforce, and the number of firms shows significant response to expansions and contractions in construction industry demand.

Inland Empire Outlook

     The Inland Empire usually defined as Riverside and San Bernardino Counties, is one of Southern California's fastest growing economy. If it were a state, its $60 billion in total personal income would rank 32nd, just behind Kansas. The Inland Empire is economically less advanced and affluent than Southern California's coastal areas, but it has considerably more open space for new housing (the principle reason for its population growth) and industrial expansion. A disproportionate amount of construction activity contributing additional housing and commercial real estate serving the Los Angeles and Southern California area metroplex will take place in the Inland Empire and the High Desert, since this is where the available land and open space is located. The area also has lower land and labor costs. The Ontario airport and the possible future increased utilization of the airport in Victorville will support this region's increased contribution as a distribution center for Southern California.

     The Inland Empire sustains over 950,000 jobs. This accounts for 12% of all jobs in Southern California. The Inland Empire as a whole recorded very healthy residential and nonresidential construction growth - up 16.9% for new housing units and 10.5% in nonresidential activity. To some extent this growth represents a spillover effect of strong employment expansion in neighboring areas such as Orange and San Diego counties.

Industry Growth

     In 2000 the construction growth rate was 11%. The projected construction growth rate between 2001 and 2004 is 1.1% annually, just below the GDP's 2% growth. A key factor affecting the growth rate for the next five years is interest rate activity. Overall forecasts for future interest rates assume only modest inflation, which have and may continue to lead to lower interest rates and a fairly good macroeconomic climate for construction. Nonresidential building is forecasted to increase 2% over 2001.

     The largest construction growth is projected to come from public works, due to higher state and federal infrastructure spending. Continued U.S. manufacturing should result in strong industrial construction demand for the next several years. Electric utility construction and repair work are also large growth areas. Other areas of projected market growth are hospital construction and remodeling and repair of residential and nonresidential buildings.

Business Risks

In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with interest rates, new home construction, vendor reliability, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below and the sections entitled Competition, and Industry Outlook sections of this Annual Report on Form 10-KSB. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

We need to raise additional capital for our operating plan and our business would be harmed if we were unable to do so on acceptable terms.

     We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan entails extensive growth in our industry requiring us to raise capital through equity or debt, which plan may change as a result of many factors, including general economic conditions affecting the United States economy which are beyond our control. If we are unable to generate cash from the sale of equity or from debt financing or maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

A prolonged economic downturn could result in reduced sales and lower revenues and profitability.

     Purchases of wood products and primarily trusses utilized in new construction may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence in general may affect companies in the home manufacturer process. In addition, due to our capital needs for growth, we are more susceptible to some of these adverse economic effects than are some of our competitors, which have greater financial and other resources than we do.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the operations of the United States securities markets, the markets in which we operate and our operations and profitability. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

     As of the date of this filing, there is no public market for our common stock. Although we plan to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

     The market price for our common stock in the future may be volatile. In addition, the stock market has recently experienced significant price and volume fluctuations that in many instances have been unrelated or disproportionate to the operating performance of specific companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management's attention and resources from our core business.

ITEM 2.   DESCRIPTION OF PROPERTY

     The principal executive offices of the Company are located at: 9780 E Avenue, Hesperia, California 92345. Its telephone number is (760) 947-1378.

     The Company occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The location provides good highway access to the Los Angeles Basin, Orange County, San Bernardino County and Riverside County in California. The adjacent I-15 freeway also provides a direct route to the Pahrump and Las Vegas, Nevada markets.

     The building and land are owned by the Company's two principal shareholders, Mark Presgraves and Donald Shimp. The Company rents the facility and surrounding land for $36,000 per year.

ITEM 3.   LEGAL PROCEEDINGS

     The Company may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 20, 2003, we received a majority consent of our stockholder, in lieu of a special stockholders meeting, to approve the terms and conditions of the Merger between the Company and Hesperia Holding Corp. Under the terms of the Merger Agreement, the following occurred on March 26, 2003:

*    Hesperia Holding Corp. merged with Saveyoutime.com, Inc.;
*    Saveyoutime.com, Inc. changed its name to Hesperia Holding, Inc.
* Hesperia Holding, Inc. issued 10,415,845 shares of common stock to the shareholders of Hesperia Holding Corp. in exchange for their shares outstanding of Hesperia Holding Corp. in a transaction exempted under Rule 3(a)(10) of the Securities Act;
* The sole shareholder of Hesperia Holding, Inc. cancelled 6,454,370 shares of common stock held by the sole shareholders;
* The sole director and officer of Hesperia Holding, Inc., on April 10, 2003, named Donald M. Shimp, Mark Presgraves, and Fred Smith to the board of directors.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-
0330.   The  SEC maintains an Internet site that contains reports, proxy  and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

     We plan to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, although there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

     10,415,845 shares of our common stock are unrestricted as a result of their issuance under an exemption provided by Rule 3(a)(10) of the Securities Act. 9,677,172 shares are control stock and can only be sold pursuant to percentage limitations of Rule 144 promulgated pursuant to the Securities Act of 1933.

     In general, under Rule 144 as currently in effect, beginning 90 days after the Merger, an affiliate of the Company, or person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year will be entitled to sell in any three-month period a number of shares that does not exceed the greater of:

* one percent (1%) of the then outstanding shares of the Company's common stock; or
* the average weekly trading volume of the Company's common stock in the Over-the-Counter Bulletin Board during the four calendar weeks immediately preceding the date on which notice of the sale is filed with the SEC.

     Sales pursuant to Rule 144 are subject to certain requirements relating to manner of sale, notice, and the availability of current public information about the Company. A person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of the Company at any time during the 90 days immediately preceding the sale and who has beneficially owned restricted shares for at least two years is entitled to sell such shares under Rule 144(k) without regard to the resale limitations.

     Rule 144 provides, among other things, that persons holding control securities may sell, every ninety (90) days an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filling of a notice of proposed sale, which ever is more.

     As a result of the "blank check" status of Saveyoutime.com, Inc., prior to the completion of the merger, we are taking the position that the 50,000 shares of common stock retained in the Merger are restricted shares pursuant to Rule 144 and that the commencement date of the restriction is the date of the completion of the Merger.

     There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is forty-two.

     The Board of Directors have not declared any dividends due to the following reasons:

1.   The Company has not yet adopted a policy regarding payment of dividends;
2.   The Company does not have any money to pay dividends at this time;
3. The declaration of a cash dividend would result in an impairment of future working capital; and
4. The Board of Directors will not approve the issuance of a stock dividend.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

* A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
* A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
* A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
*    A toll-free telephone number for inquiries on disciplinary actions;
* Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
* Such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

*    The bid and offer quotations for the penny stock;
* The compensation of the broker-dealer and its salesperson in the transaction;
* The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
* Monthly account statements showing the market value of each penny stock held in the customer's account.

     In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

     On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock for services of $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On January 1, 2001, the Company issued an officer of the Company 1,405,000 shares of its $.001 par value common stock for conversion of debt to equity of $1,405. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2001, the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for conversion of debt to equity of $22.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On July 1, 2001, the Company issued an officer of the Company 13,240 shares of its $.001 par value common stock for conversion of debt to equity of $13.24. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On October 1, 2001, the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On April 1, 2002, the Company issued an officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity of $21.88. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On September 30, 2002, the Company issued an officer of the Company 28,130 shares of its $.001 par value common stock for conversion of debt to equity of $28.13. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On March 26, 2003, the Company issued 10,415,845 shares of common stock in a transaction exempted from registration under the Securities Act pursuant to Rule 3(a)(10).

Section 3(a)(10) of the Securities Act is an exemption from Securities Act registration for offers and sales of securities in specified exchange transactions. Before the issuer can rely on the exemption, the following conditions must be met:

* The securities must be issued in exchange for securities, claims, or property interests; they may not be offered for cash.
* A court or authorized governmental entity must approve the fairness of the terms and conditions of the exchange.
*    The reviewing court or authorized governmental entity must:
  * Find, before approving the transaction, that the terms and conditions of the exchange are fair to those to whom securities will be issued; and
* Be advised before the hearing that the issuer will rely on the Section 3(a)(10) exemption based on the court's or authorized governmental entity's approval of the transaction.
* The court or authorized governmental entity must hold a hearing before approving the fairness of the terms and conditions of the transaction.
* A governmental entity must be expressly authorized by law to hold the hearing, although it is not necessary that the law require the hearing.

* The fairness hearing must be open to everyone to whom securities would be issued in the proposed exchange.
*    Adequate notice must be given to all those persons.
* There cannot be any improper impediments to the appearance by those persons at the hearing.

      California has enacted an enabling statute for purposes of the 3(a)(10) fairness hearing under Section 25142 of the Corporate Securities Law of 1968.

      On March 26, 2003, a hearing was conducted by the office of the Commissioner of Corporations wherein the hearing officer determined that the issuance and exchange of shares between the Company and Hesperia Holding Corp. was fair, just, and equitable. As a result of the hearing, a permit was issued by the Commissioner of Corporations for the issuance of 10,415,845 shares of common stock by the Company in exchange for the common stock of Hesperia Holding Corp.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

     With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview
     Saveyoutime.com, Inc. entered into a merger agreement dated January 20, 2003 (the "Merger Agreement") with Hesperia Holding Corp., a California corporation. Pursuant to the terms of the Merger Hesperia Holding Corp. merged with and into Saveyoutime.com, Inc. on April 10, 2003.

     The Merger was consummated on April 10, 2003, at which time a Certificate of Merger was filed in the State of Nevada. Under the terms of the Merger, the Company Inc. issued Ten Million Four Hundred Fifteen Thousand Eight Hundred Forty-Five (10,415,845) shares of its common stock to the stockholders of Hesperia Holding Corp in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. The sole stockholder of the Company retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 being issued and outstanding. The shares of common stock were issued unrestricted without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act. Concurrent with the filing of the Certificate of Merger, Saveyoutime.com, Inc. changed its name to Hesperia Holding, Inc.

     Hesperia Holding Corp. (Hesperia Holding) was formed in 2002, as a California corporation, and is a holding company for its subsidiary, Hesperia Truss, Inc., formed in 1996 (Hesperia Truss), a prefabricated wood truss manufacturer.
     As a result of the "blank check" status of Saveyoutime.com, Inc., and the insignificance of Saveyoutime financials, the financial statements presented are of Hesperia Holding Corp. for the years ending December 31, 2002 and 2001. As a result of: (i) the acquisition of Hesperia Truss by Hesperia Holding, (ii) the recent incorporation of Hesperia Holding and (iii) the lack of operations of Hesperia Holding, the presentation of financial information is primarily of Hesperia Truss, as all operations are being conducted through Hesperia Truss.

Results of Operations for the Years Ended December 31, 2002 and 2001
Compared.

                                         Year Ended          Year Ended
                                      December 31, 2002  December 31, 2001
Revenues                              $       6,488,950  $        6,456,772

     Cost of Goods Sold                       5,157,841           5,084,404

Operating Expenses                            1,163,754           1,036,093

Other Income (Expense)                          (4,127)            (32,060)
                                      -----------------  ------------------
Net Income (Loss)                     $         163,227  $          304,215
                                      =================  ==================

Revenue

                                                        Increase/(decrease)
                                   2002       2001          $          %
For the year ended December
31:
     Revenue                    $6,488,950  $6,456,772   $    32,178  0.50%


     Revenues for the year ended December 31, 2002 were $6,488,950 compared to revenues of $6,456,772 in the year ended December 31, 2001. This resulted in an increase in revenues of $32,178, or 0.50%, from $6,456,772 in the same period one year ago.


Cost of goods sold/Gross profit percentage of revenue


                                                        Increase/(decrease)
                                   2002       2001           $          %
For the year ended December
31:
    Cost of goods sold          $5,157,841  $5,084,404   $    73,437     1%
                                ----------  ----------   -----------  -----
    Gross profit % of revenue          21%         21%
                                ----------  ----------

     Cost of goods sold for the year ended December 31, 2002 was $5,157,841, a increase of $73,437, or 1%, from $5,084,404 for the same period ended December 31, 2001.

     Gross profit as a percentage of revenue decreased from 21% for year ended December 31, 2001 to 21% for the year ended December 31, 2002.

General and Administrative expenses


                                                        Increase/(decrease)
                                   2002       2001          $          %
For the year ended December
31:
     General & Administrative
expenses                        $  917,515  $  718,080  $    199,435    28%


     General and administrative expenses were $917,515 for the year ended December 31, 2002 versus $718,080 for the year ended December 31, 2001, which resulted in an increase of $199,435 or 28%.

Net Income

                                                        Increase/(decrease)
                                   2002       2001           $          %
For the year ended December
31:
     Net Income                 $  163,227  $  304,215  $  (140,988)  (46%)

     The net income for the year ended December 31, 2002 was $163,227, versus a net income of $304,215 for the year ended December 31, 2001, a decrease of $140,988 or 48%

Off-Balance Sheet Arrangements

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Liquidity and Capital Resources at December 31, 2002 Compared with December 31,2001.

     The following table summarizes total assets, accumulated deficit and stockholders' equity.

                                   December 31,2002      December 31, 2001
Total Assets                      $     702,481         $        549,696
                                     ============              ===========
Accumulated Deficit               $    (582,472)        $       (745,699)
                                     ============              ===========
Stockholders' Equity (Deficit)    $    (370,798)        $       (735,699)
                                     ============              ===========

ITEM 7.   FINANCIAL STATEMENTS

     The following pro forma financial statements should be read in conjunction with, and is qualified by reference to the Financial Statements and Notes thereto and "Management Discussion and Analysis of Financial, Condition and Results of Operations" appearing elsewhere in this Form 10-KSB. The pro forma statement of income and the balance sheet data for the year ended December 31, 2002 are derived from, and are qualified by reference to the audited financial statements of Hesperia Holding, Inc. (formerly Saveoutime.com, Inc.) and Hesperia Holding Corp.

                  UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Unaudited Pro Forma Financial Information reflects financial information, which gives effect to the acquisition of all of the outstanding common shares of Hesperia Holding Corp.. ("HHC") (a Nevada Corporation) in exchange for 10,415,845 shares of common stock of Hesperia Holding, Inc. ("HHI") (formerly Saveyoutime.com, Inc.) (a Nevada Corporation).

The Pro Forma Statements included herein reflect the use of the purchase method of accounting for the above transaction. The acquisition of HHC, which closed on April 10, 2003 was accounted for as a reverse acquisition as the former stockholders of HHC controlled the voting common shares of the Company immediately after the acquisition. Such financial information has been prepared from, and should be read in conjunction with, the historical unaudited financial statements of HHC and HHI included in this memorandum.

The Pro Forma Balance Sheet gives effect to the transaction as if it had occurred on December 31, 2002. The Pro Forma Statement of Operations gives effect to the transaction as if it had occurred at the beginning of the earliest period presented, combining the results of HHC for the year ended December 31, 2002 and HHI for the year ended December 31, 2002.

Hesperia Holding, Inc.
Pro Forma Condensed Consolidated Balance Sheet
As of December 31, 2002
ASSETS                                                         (Unaudited)
                                                                Pro Forma
                         Hesperia    Hesperia                    Hesperia
                         Holding,    Holding    Pro Forma        Holding,
                         Inc. (NV)  Corp. (CA) Adjustment          Inc.
                                                    s
Current assets:
   Cash and cash
equivalents              $      -   $   28,608                  $    28,608
  Accounts receivable,
Net                             -      487,734                      487,734
  Loans receivable -
officers                        -       21,064                       21,064
  Note receivable from          -            -                            -
subsidiary
  Other receivables             -        1,681                        1,681
  Inventory                     -       50,543                       50,543
                         --------   ----------                  -----------
     Total current
assets                          -      589,630                      589,630
                         --------   ----------                  -----------
Fixed assets, net               -      112,851                      112,851
                         --------   ----------                  -----------
     Total assets        $      -  $  702,481  $        -      $   702,481
                                -
                         ========   ==========  ==========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Checks issued in
excess of available     $       -  $  121,349                    $  121,349
cash
  Accounts payable              -       43,021                       43,021
  Line of credit                -       54,427                       54,427
  Other current
liabilities                     -      294,558                      294,558
                         --------   ----------                  -----------
     Total current              -      513,355                      513,355
liabilities
                         --------   ----------                  -----------
Long-term liabilities           -       36,411                       36,411
Note payable for
treasury stock                  -      214,000                      214,000
Loans from shareholders         -      257,225                      257,225
Interest payable to
shareholders                    -      128,095                      128,095
                         --------   ----------                  -----------
     Total Liabilities          -    1,149,086                    1,149,086
                         --------   ----------                  -----------
Shareholders' equity
  Common stock, $.001
par value                   6,504       10,202     (6,504)  (1)      10,202

  Additional paid in
capital                         -      201,472                      201,472
  Retained (deficit)      (6,504)    (658,279)       6,504  (1)   (658,280)
                         --------   ----------                  -----------
     Total
shareholders' equity            -    (446,605)                    (446,606)
(deficit)
                         --------   ----------  ----------      -----------
     Total liabilities
and shareholders'        $      -   $  702,481  $        -      $   702,480
equity
                         ========   ==========  ==========      ===========

Hesperia Holding, Inc.
Pro Forma Condensed Consolidated Statement of Operations
For the year ended December 31, 2002
                                                               (Unaudited)
                        Hesperia    Hesperia                    Pro Forma
                        Holding,    Holdings   Pro Forma        Hesperia
                        Inc. (NV)  Corp. (CA) Adjustment        Holding,
                                                   s              Inc.
Sales                   $      -  $6,488,950                  $ 6,488,950

Cost of sales                  -    5,157,841                    5,157,841
                        --------   ----------                  -----------
     Gross Profit              -    1,331,109                    1,331,109


Officer salaries               -      205,400                      205,400
Depreciation and
amortization                   -       40,839                       40,839
Selling general and
administrative                50      917,515                      917,515
expenses
                        --------   ----------                  -----------
     Operating income
(loss)                      (50)      167,355           -          167,355
                        --------   ----------                  -----------
Other income (expense)
   Interest income             -           16                           16
   Interest expense            -     (52,288)                     (52,288)
   Interest expense -          -     (27,662)                     (27,662)
related party
   Debt forgiveness            -       75,807                       75,807
                        --------   ----------                  -----------
                               -
                               -      (4,127)                      (4,127)
                        --------   ----------                  -----------
                               -
     Net income (loss)  $   (50)   $  163,228  $        -      $   163,178
                            (50)
                         =======   ==========  ==========      ===========
Basic and diluted
(loss) per common       $(0.000)   $    0.016                  $     0.016
share
                         =======   ==========                  ===========
Weighted average
number of
    common shares
outstanding            6,504,370   10,000,172                   10,000,172
                         =======   ==========  ==========      ===========

                            Hesperia Holding Corp
                   Notes to Pro Forma Financial Statements

Note 1

To reflect the recapitalization of Hesperia Holding, Inc. ("HHI") with the book value of net assets of Hesperia Holding Corp. ("HHC") at the acquisition date. Because the acquisition was accounted for as a reverse acquisition, there was neither goodwill recognized nor any adjustments to the book value of the net assets of HHC that would affect the pro forma statement of operations.

     See Index to Financial Statements and Financial Statement Schedules for Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp. appearing on page F-1 through F-8 and G-1 through G-11 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Board of Directors appointed Beckstead and Watts, LLP, as the Registrant's independent accountants for the fiscal year ending December 31, 2003. There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     On April 10, 2003, concurrent with closing of the merger, Anthony N. DeMint, our sole officer and director appointed Donald Shimp, Mark Presgraves and Fred Smith as new directors of the Company. Concurrent with filing this 10KSB Mr. DeMint will resign as an officer and director and Mr. Shimp will be appointed C.E.O. and President and Mr. Presgraves will be appointed C.F.O., Secretary and Treasurer.

     The members of the Board of Directors of the Company serve until the next annual meeting of shareholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name and Address   Age   Position Held
Donald Shimp        46   Chief Executive Officer, President, Director
Mark Presgraves     42   Chief Financial Officer, Secretary/Treasurer,
                         Director
Fred Smith          41   Director

DUTIES, RESPONSIBILITY AND EXPERIENCE

Donald Shimp. Mr. Shimp, Chief Executive Officer, President, and Director of Hesperia Holding Corp. since its formation in 2002, and has also been an officer and director of Hesperia Truss since 1996. Prior to being a co-founder of Hesperia Truss, Mr. Shimp worked for Brown and Honeycutt in the truss manufacturing business.

Mark Presgraves. Mr. Presgraves, Chief Financial Officer, Secretary, Treasurer and Director of Hesperia Holding Corp. since its formation in 2002, and has also been an officer and director of Hesperia Truss since 1996. Prior to being a co-founder of Hesperia Truss, Mr. Presgraves worked for Brown and Honeycutt in the truss manufacturing business.

Fred Smith. Mr. Smith, a Director of Hesperia Holding Corp. since its formation in 2002, has worked for Hesperia Truss as a director since 2000 and Vice President of Investor Relations since 1999. Mr. Smith handled all matters involving the Company's capital concerns, marketing approach, going public and new shareholders relations. From 1997 to present, Mr. Smith also has worked as an independent stock broker.

Election of Directors and Officers.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Hesperia Holding, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Hesperia Holding, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2002, the sole officer and director did file forms 3 and forms 4 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal years ended December 31, 2002, 2001 and 2000, the sole officer and director of the Company did not receive any monetary compensation for his services as an officer or director.
Termination of Employment

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Executive Compensation

     The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2000, 2001 and 2002. The remuneration described in the table represents compensation received from Hesperia Truss and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table

                                                                 Long Term
                               Annual Compensation             Compensation
   Name and                          Other Annual
  Principal                          Compensation Restricted
   Position    Year   Salary  Bonus  (Consulting) Stock (1)   Options Others
Donald Shimp   2000  $156,000     0             0          0        0       0
               2001  $119,500     0             0          0        0       0
               2002   104,000     0             0          0        0       0
Mark
Presgraves     2000  $156,000     0             0          0        0       0
               2001  $119,500     0             0          0        0       0
               2002  $104,000     0             0          0        0       0
Fred Smith     2000   $13,906     0             0          0        0       0
               2001  $43,1004     0             0          0        0       0
               2002   $48,986     0             0          0        0       0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2002, the Company had one shareholder who owned 6,504,370 shares of common stock. On April 10, 2002 the Company completed a Merger with Hesperia Holding Corp. wherein 10,415,845 shares were issued to the shareholders of Hesperia Holding Corp. Concurrent with the closing of the Merger, the sole shareholder of the Company cancelled 6,454,370 shares of common stock, leaving a new balance of 10,465,845 issued and outstanding.

     The following table sets forth information, post Merger, and as of the date of this filing relating to the beneficial ownership of Company common stock by those persons known to the Company to beneficially own more than 5% of the Company capital stock, by each of the Company's directors, and executive officers, and by all of the Company's directors, and executive officers as a group. The address of each person is care of the Company.

                                                         Number of  Percent
Name of Beneficial Owner (1)                              Shares
Donald Shimp                                             4,632,000   44.47%
Mark Presgraves                                          4,634,000   44.48%
Fred Smith                                                 411,172   3.95%
All  executive  officers and directors  as  a  group  (3
persons)                                                 9,677,172    92.9

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Facilities

     HTI occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of our directors and shareholders, Mark Presgraves and Donald Shimp. We rent the facility and surrounding land for $36,000 per year.

Loans Payable/Receivable

     HTI had loans receivable from its officers in the amounts of $21,064 and $21,064 as of December 31, 2002 and 2001 respectively.

     HTI had outstanding loans payable to its shareholders in the amounts of $257,225 and $272,723 as of December 31, 2002 and 2001 respectively. HTI also had interest payable to its shareholders in the amounts of $128,095 and $48,535 as of December 31, 2002 and 2001 respectively.

      HTI paid interest to a shareholder totaling $79,560 and $27,272 for the years ended December 31, 2002 and 2001 respectively.

Corporate Reacquisition of Stock

     On June 14, 2000, HTI entered into an Agreement for Corporate Reacquisition of Stock to purchase 1,000 shares of common stock from Donald Keith Jones, one of the co-founders of HTI. As consideration for Mr. Jones' shares and a covenant to not compete with HTI for a period of 4 years, HTI agreed to compensate Mr. Jones with $480,000, plus pay for automobile insurance coverage for Mr. Jones for the operation of a certain 1999 Ford Taurus for as long as the subsidiary owes money under the Agreement or 3 years, whichever period is less.

     At the time of the execution of the Agreement, Mr. Jones had received from HTI $35,838.58 in cash and a corporate asset (1999 Ford Taurus) valued at $20,698.95 leaving $423,463.37 to be paid by HTI over the following 4-year period in the form of a Secured Promissory Note. The shares of common stock purchased by HTI were pledged as security for payments due under the Note. Such payments are payable in weekly installments in the amount of $2,000, with the first payment being made on June 16, 2000 and the last payment due on June 16, 2004.

     If HTI defaults on a weekly payment, Mr. Jones shall have the right, upon five (5) days written notice, to demand immediate payment of the remaining balance due under the Note. The default provisions outlined in the Note would allow Mr. Jones to dispose of all or any part of the collateral security property (the 1,000 shares of common stock) at public or private sale, without advertisement, or notice to HTI. Should HTI default on the Note and Mr. Jones exercise his default remedies as they pertain to the foreclosure or sale of the shares, HTI would no longer be a wholly-owned subsidiary of the Company as their ownership would be reduced to 90%. HTI is current on its payments to Mr. Jones.

     Mr. Jones has received $296,027 pursuant to the terms of this agreement, with a balance due of $127,436 to be paid through June 16, 2004 at the rate of $2,000 per week.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO HESPERIA HOLDING, INC. FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows                             F-5
               Notes to Consolidated Financial Statements    F-6 - F-7

          B.   INDEX TO HESPERIA HOLDING CORP. FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       G-1
          2.     Financial Statements:
               Balance Sheet                                       G-2
               Statement of Operation                              G-3
               Statement of Changes in Stockholders'               G-4
               Statement of Cash Flows                             G-5
               Notes to Consolidated Financial Statements   G-6 - G-11

          2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K.
          a.)  Form 8-K filed on January 28, 2003

          4.   Exhibits
Exhibit                               Description
Number
(1)        N/A
(2)*** Agreement and Plan of Merger between Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp.
(3)(i)     Articles of Incorporation
(a)**      Articles of Incorporation
(b)*       Certificate of Merger
(3)(ii)**  Bylaws
           (a) Bylaws
(4)**      Instruments defining the rights of security holders:
(4)(i)     (a) Articles of Incorporation
           (b) Bylaws
           (c) Stock Certificate Specimen
(10)       N/A
(11)*      Contained  in  the  Notes  to  the  Financial  Statements  (filed herewith)
(23)*      Auditor Consent
(99)*      Certificate of Issuance of Permit from the State of California
________________________
*  Filed herewith
** Incorporated by reference in Form 10-SB filed March 24, 2000
***  Incorporated by reference in Form 8-K filed January 28, 2003

ITEM  14. CONTROLS AND PROCEDURES

Internal Controls

     Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


HESPERIA HOLDING, INC.



By:/s/ Anthony N. DeMint
      Anthony N. DeMint, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony N. DeMint     President                         April 15, 2003
Anthony N. DeMint

/s/ Anthony N. DeMint      Sole Director                    April 15, 2003
Anthony N. DeMint

/s/ Anthony N. DeMint      Principal Executive Officer      April 15, 2003
Anthony N. DeMint

/s/ Anthony N. DeMint      Principal Financial Officer      April 15, 2003
Anthony N. DeMint

/s/ Anthony N. DeMint      Principal Accounting Officer     April 15, 2003
Anthony N. DeMint

                                CERTIFICATION

I, Anthony DeMint, certify that:

1. I have reviewed this annual report on Form 10-KSB of Hesperia Holding, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


/s/ Anthony N. DeMint
Anthony N. DeMint, President and
Chief Accounting Officer

                              TABLE OF CONTENTS
                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

BALANCE SHEET                                                            F-2

STATEMENT OF OPERATIONS                                                  F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-4

STATEMENT OF CASH FLOWS                                                  F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-7

BECKSTEAD AND WATTS, LLP.
Certified Public Accountants
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                           702.362.0540 (Fax)

                        INDEPENDENT AUDITORS' REPORT

April 1, 2003

Board of Directors
Hesperia Holding, Inc.
(Formerly Saveyoutime.com, Inc.)

We have audited the Balance Sheet of Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 3, 2000 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period March 3, 2000 (Date of Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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



Beckstead and Watts, LLP.

                            HESPERIA HOLDING INC
                      (Formerly Saveyoutime.com, Inc.)
                        (A Development Stage Company)
                                BALANCE SHEET

                                   ASSETS

                                                      For the Year Ended
                                                         December 31,
                                                       2002        2001
CURRENT ASSETS                                      $        0  $         0
                                                    ----------  -----------
     TOTAL CURRENT ASSETS                                    0            0
                                                    ----------  -----------
OTHER ASSETS                                                 0            0
                                                    ----------  -----------
     TOTAL OTHER ASSETS                                      0            0
                                                    ----------  -----------
                                                    $        0  $         0
                                                    ==========  ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #6)                       $        0  $         0
                                                    ----------  -----------
     TOTAL CURRENT LIABILITIES                               0            0
                                                    ----------  -----------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                               0            0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,504,370 and 6,454,360 issued and
   outstanding at December 31, 2002 and 2001             6,504        6,454

Additional paid-in capital                                   0            0

(Deficit) accumulated during
development stage                                      (6,504)      (6,454)
                                                    ----------  -----------
     TOTAL STOCKHOLDER'S EQUITY                              0            0
                                                    ----------  -----------
                                                    $        0  $         0
                                                    ==========  ===========

  The accompanying notes are an integral part of these financial statements

                            HESPERIA HOLDING INC
                      (Formerly Saveyoutime.com, Inc.)
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                          For the     For the     March 3,
                                           Year     Year Ended      2000
                                           Ended     December    (Inception)
                                         December    31, 2001    to December
                                         31, 2002                 31, 2002
INCOME
Revenue                                  $       0    $       0  $         0
                                         ---------    ---------  -----------
EXPENSE
General and
Administrative                                  50          349        6,504
                                         ---------    ---------  -----------
TOTAL EXPENSES                                  50          349        6,504
                                         ---------    ---------  -----------
NET (LOSS)                               $    (50)    $   (349)  $   (6,504)
                                         =========    =========  ===========
Weighted average
number of common
shares outstanding                       6,504,370    6,454,360    6,504,370
                                         =========    =========  ===========
Net Loss
Per Weighted Share                       $   (.00)    $   (.00)  $     (.00)
                                         =========    =========  ===========

  The accompanying notes are an integral part of these financial statements

                            HESPERIA HOLDING INC
                      (Formerly Saveyoutime.com, Inc.)
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                  (Deficit)
                                                 accumulated
                                      Additional   during         Total
                     Common Stock      paid-in   development  Stockholders'
                 Shares       Amount   Capital      stage        Equity
March 3, 2000
issued for
services           5,000,000  $ 5,000 $        0 $         0  $       5,000

Net loss, March
3, 2000
(inception)
to December 31,                                      (6,105)        (6,105)
2000
Balance,          ----------  -------  --------- -----------  -------------
December 31,
2000               5,000,000    5,000          0     (6,105)        (1,105)

January 1, 2001
Issued for Debt    1,405,000    1,405          0                      1,405

April 1, 2001
Issued for Debt       22,060       22          0                         22

July 1, 2001
Issued for Debt       13,240       13          0                         13

October 1, 2001
Issued for            14,060       14          0                         14
Services

Net loss
December 31,                                           (349)          (349)
2001
Balance           ----------  -------  --------- -----------  -------------
December 31,
2001               6,454,360    6,454          0     (6,454)              0

April 1, 2002
Issued for Debt       21,880       22          0                         22

September 30,
2002
Issued for Debt       28,130       28          0                         28

Net loss
December 31,
2001                                                    (50)           (50)
Balance           ----------  -------  --------- -----------  -------------
December 31,
2001               6,504,370    6,504          0     (6,504)              0
                  ==========  =======  ========= ===========  =============

  The accompanying notes are an integral part of these financial statements

                            HESPERIA HOLDING INC
                      (Formerly Saveyoutime.com, Inc.)
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS

                                         For the     For the     March 3,
                                           Year    Year Ended      2000
                                          Ended     December    (Inception)
                                         December   31, 2001    to December
                                         31, 2002                31, 2002
Cash Flows from
Operating Activities:
  Net (loss)                            $    (50)   $    (349)  $    (6,504)
  Stock issued for services                     0            0         5,000
  Stock issued to convert debt to
equity                                         50        1,454         1,504

Changes in assets and
Liabilities:
  Officers Advances                             0      (1,105)             0
                                        ---------   ----------  ------------
Net cash (used) in
operating activities                            0            0             0

Cash Flows from
Investing Activities:                           0            0             0
                                        ---------   ----------  ------------

Cash Flows from
Financing Activities                            0            0             0
                                        ---------   ----------  ------------
Net increase in cash                            0            0             0

Cash,
beginning of period                             0            0             0
                                        ---------   ----------  ------------
Cash,
end of period                           $       0   $        0  $          0
                                        =========   ==========  ============
Supplemental Disclosure
 Interest Paid                          $       0   $        0  $          0
                                        =========   ==========  ============
 Taxes Paid                             $       0   $        0  $          0
                                        =========   ==========  ============
Non-Cash Transactions
 Number of Shares
  issued for services                           0            0     5,000,000
                                        =========   ==========  ============
Number of Shares issued
 To convert debt to equity                 50,010    1,454,360     1,504,370
                                        =========   ==========  ============

  The accompanying notes are an integral part of these financial statements

                            HESPERIA HOLDING INC
                      (Formerly Saveyoutime.com, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

NOTE 1 - History and organization of the Company
     The Company was organized March 3, 2000, under the laws of the State of Nevada as Saveyoutime.com, Inc. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On April 10, 2003 the Company merged with Hesperia Holding Corp. and the Company changed its name to Hesperia Holding, Inc.

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

                            HESPERIA HOLDING INC
                      (Formerly Saveyoutime.com, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 2002

NOTE 3 - STOCKHOLDERS EQUITY (CONTINUED)
     On October 1, 2001 the Company issued an officer of the Company 14,060 shares of its $.001 par value common stock for conversion of debt to equity of $14.06. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                              TABLE OF CONTENTS
                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             G-1

BALANCE SHEET                                                            G-2

STATEMENT OF OPERATIONS                                                  G-3

STATEMENT OF STOCKHOLDERS' EQUITY                                        G-4

STATEMENT OF CASH FLOWS                                                  G-5

NOTES TO FINANCIAL STATEMENTS                                     G-6 - G-11

BECKSTEAD AND WATTS, LLP.
Certified Public Accountants
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                           702.362.0540 (Fax)

                        INDEPENDENT AUDITORS' REPORT

April 1, 2003

Board of Directors
Hesperia Holding Corp.
Las Vegas, NV

We have audited the Balance Sheets of Hesperia Holding Corp. (the "Company") (A Development Stage Company), for the years ended December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hesperia Holding Corp. (the "Company") (A Development Stage Company), for the years ended December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

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



Beckstead and Watts, LLP.

                           Hesperia Holding Corp.
                         Consolidated Balance Sheets

                                                        December 31,
                                                       2002       2001
Assets

Current assets:
  Cash and equivalents                             $  28,608   $          -
  Accounts receivable                                487,734        290,751
  Loans receivable - officers                         21,064         21,064
  Other receivables                                    1,681          1,144
  Inventory                                           50,543        138,950
                                                 -----------   ------------
     Total current assets                            589,630        451,909
                                                 -----------   ------------

Fixed assets, net                                    112,851         97,787
                                                 -----------   ------------
                                                 $   702,481   $    549,696
                                                 ===========   ============
Liabilities and Shareholders' (Deficit)

Current liabilities:
  Checks issued in excess of available cash      $   121,349   $     27,542
  Accounts payable                                    43,021        156,829
  Line of credit                                      54,427         66,577
  Other current liabilities                          294,558        149,412
                                                 -----------   ------------
     Total current liabilities                       513,355        400,360
                                                 -----------   ------------
Long-term liabilities                                 36,411        245,777
Note payable for treasury stock                      214,000        318,000
Interest payable                                      52,288         21,263
Loans from shareholders                              257,225        272,723
Interest payable to shareholders                           -         27,272
                                                 -----------   ------------
                                                   1,073,279      1,285,395
                                                 -----------   ------------
Shareholders' (deficit):
  Common stock                                        10,202         10,000
  Additional paid-in capital                         201,472              -
  Retained (Deficit)                               (582,472)      (745,699)
                                                 -----------   ------------
                                                   (370,798)      (735,699)
                                                 -----------   ------------
                                                 $   702,481   $    549,696
                                                 ===========   ============

  The accompanying notes are an integral part of these financial statements

                           Hesperia Holding Corp.
                    Consolidated Statements of Operations

                                                     For the years ended
                                                         December 31,
                                                     2002          2001
Revenue, net                                      $6,488,950   $   6,456,772
                                                 -----------    ------------
Cost of goods sold:
  Purchases                                        3,143,492       3,074,233
  Labor                                            1,827,728       1,780,976
  Trucking                                           151,242         176,466
  Commissions                                          5,831          17,100
  Freight                                              2,115           8,078
  Repairs and maintenance                             27,433          27,551
                                                 -----------    ------------
     Total cost of goods sold                      5,157,841       5,084,404
                                                 -----------    ------------
Gross profit                                       1,331,109       1,372,368
                                                 -----------    ------------
Expenses:
  General and administrative                         917,516         718,080
  Salaries - officers                                205,400         298,881
  Depreciation and amortization                       40,839          19,132
                                                 -----------    ------------
     Total expenses                                1,163,755       1,036,093
                                                 -----------    ------------
Net operating income                                 167,354         336,275

Other income (expense)
  Interest income                                         16               -
  Interest (expense)                                (52,288)        (52,288)
  Interest (expense) - related party                (27,662)        (27,272)
  Debt forgiveness                                    75,807               -
  Gain on sale of assets                                   -          47,500
                                                 -----------    ------------
     Total other income (expense)                    (4,127)        (32,060)
                                                 -----------    ------------
Net income                                       $   163,227    $     304,215
                                                 ===========   =============

  The accompanying notes are an integral part of these financial statements

                           Hesperia Holding Corp.
        Consolidated Statement of Changes in Shareholders' (Deficit)

                   Common Stock      Additional   Retained        Total
                                       Paid-in    (Deficit)   Shareholders'
                                       Capital                  (Deficit)
                 Shares      Amount
Balance,
December 31,
2000          10,000,172    $ 10,000  $       -  $(1,049,914)   $(1,039,914)

Net income
for the year
ended
December 31,
2001                                                  304,215        304,215
              ----------    --------  ---------  ------------   ------------
Balance,
December 31,
2001          10,000,172      10,000          -     (745,699)      (735,699)

Shares issued
pursuant to
Reg. D
Rule 506
offering         201,673         202    201,471                      201,673

Net income
for the year
ended
December 31,
2002                                                  163,227        163,227
              ----------    --------  ---------  ------------   ------------
Balance,
December 31,
2002          10,201,845    $ 10,202  $ 201,471  $  (582,472)   $  (370,799)
              ==========    ========  =========  ============   ============

  The accompanying notes are an integral part of these financial statements

                           Hesperia Holding Corp.
                    Consolidated Statements of Cash Flow

                                                       For the years ended
                                                          December 31,

                                                        2002         2001
Cash flows from operating activities
  Net income                                        $   163,227   $   304,215
  Depreciation and amortization expense                  40,839        19,132
  Prior period adjustment                                     -     (253,041)
  Adjustments to reconcile net income to
  cash provided (used) by operating activities:
     (Increase) decrease in accounts receivable       (196,983)        44,625
     (Increase) decrease in other receivables             (538)           105
     Decrease in inventory                               88,407             -
     (Decrease) in accounts payable                   (113,808)     (312,875)
     Increase in other current liabilities              145,146       106,462
                                                    -----------   -----------
Net cash provided (used) by operating activities        126,290      (91,377)
                                                    -----------   -----------
Cash flows from investing activities
  Purchase of fixed assets                             (55,902)       (3,994)
                                                    -----------   -----------
Net cash (used) by investing activities                (55,902)       (3,994)
                                                    -----------   -----------
Cash flows from financing activities
  Checks issued in excess of cash available              93,807      (67,846)
  Loans receivable - officers                                 -       (6,000)
  Advances on line of credit                           (12,150)        12,000
  Principal payments on line of credit                        -      (15,873)
  Advances on long-term liabilities                   (209,366)       192,018
  Interest Payable                                       31,025             -
  Loans from shareholders                              (15,498)        60,100
  Interest payable to shareholders                     (27,272)        27,272
  Proceeds from sale of common stock                    201,673             -
  Purchase of treasury stock                          (104,000)     (110,000)
                                                    -----------   -----------
Net cash provided (used) by financing activities       (41,780)        91,671
                                                    -----------   -----------
Net (decrease) in cash                                   28,608       (3,700)
Cash - beginning                                              -         3,700
                                                    -----------   -----------
Cash - ending                                       $    28,608   $         -
                                                    ===========   ===========
Supplemental disclosures:
  Interest paid                                     $         -   $    21,262
                                                    ===========   ===========
  Income taxes paid                                 $         -   $         -
                                                    ===========   ===========

  The accompanying notes are an integral part of these financial statements

                            Hesperia Holding Corp
                 Notes to Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Organization
The Company was organized in July 2002 as Hesperia Holding Corp under the laws of the State of California, and is a holding company for its subsidiary, Hesperia Truss, Inc.

Hesperia Truss, Inc. was organized on November 13, 1996 (Date of Inception) under the laws of the State of California as a Subchapter S corporation with the Internal Revenue Service. The Company's primary business is the manufacturing of trusses for the housing industry.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Equipment
Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

               Office equipment                   5 years
               Vehicles                      3 to 5 years
               Equipment                     5 years
               Improvements                       7 years

Revenue recognition
The Company recognizes revenue from product sales when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales. The Company provides an allowance for sales returns based on historical experience.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the year ended December 31, 1999. Adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

                            Hesperia Holding Corp
                 Notes to Consolidated Financial Statements

Cost of Sales
Cost of sales consists of the purchase price of products sold, manufacturing labor, inbound and outbound shipping charges, packaging supplies and costs associated with revenues.

Advertising Costs
The Company expenses all costs of advertising as incurred. Advertising costs totaled $7,473 and $2,925 in 2002 and 2001, respectively.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell. No such impairments have been identified by management at December 31, 2002 and 2001.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                            Hesperia Holding Corp
                 Notes to Consolidated Financial Statements

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

                            Hesperia Holding Corp
                 Notes to Consolidated Financial Statements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

                            Hesperia Holding Corp
                 Notes to Consolidated Financial Statements

Note 2 - Fixed Assets

The Company's fixed assets at December 31, 2002 and 2001 consist of the following:

                                       2002              2001

 Office equipment                    $      13,336  $        9,006
 Improvements                               17,352          17,352
 Equipment & vehicles                      210,625         159,053

 Total                                     241,313         185,411
 Less:  Accumulated depreciation         (128,762)        (87,624)

                                     $     112,851    $     97,787

Depreciation expense totaled $40,839 and $19,132 in 2002 and 2001, respectively.

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which
requires use of the liability method.   SFAS No.  109 provides that deferred
tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate         (34.0%)
                      Valuation reserve                    34.0%

                      Total                                   -%

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $658,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2002 and 2001.

                            Hesperia Holding Corp
                 Notes to Consolidated Financial Statements

Note 4 - Stockholders' Equity

The Company is authorized to issue 15,000,000 shares of its $0.001 par value common stock.

During July 2002, the Company issued 10,000,172 shares of its $0.001 par value common stock to various shareholders of Hesperia Truss, Inc. pursuant to an agreement to acquire Hesperia Truss, Inc. as a wholly-owned subsidiary.

Note 5 - Related party transactions

The Company had loans receivable from its officers in the amounts of $21,064 as of December 31, 2002 and 2001.

The  Company  had outstanding loans from its shareholders in the  amounts  of
$297,223  and  $272,723 as of December 31, 2002 and 2001, respectively.   The
shareholders agreed to forgive accrued interest totaling $75,807.

On June 14, 2000, the Company entered into a "Stock Repurchase" agreement (the "Agreement") with a shareholder of Hesperia Truss, Inc. whereby the Company repurchased 1,000 shares of the Company's $1.00 par value common stock for $380,000 plus a covenant not to compete for $100,000 (a combined total of $480,000). Consideration for the Agreement is made up of cash totaling $35,839, a vehicle with a declared value of $20,698, and a non-interest bearing Promissory Note in the amount of $423,463 with weekly payments of $2,000 and due in full on June 16, 2004. The Company has paid total cash of $104,000 and $110,000 as of December 31, 2002 and 2001, respectively.

The Company paid interest to a shareholder totaling $21,262 during the year ended 2001.

Note 6 - Commitments and long-term debts

The Company had outstanding balances on its promissory note with Sun Country Bank in the amounts of $54,427 and $66,577 as of December 31, 2002 and 2001, respectively. The loan bears interest at 7.85% per annum and was payable on demand or March 22, 2002, whichever comes first.

The Company had outstanding balances on its revolving line of credit with Computrus in the amounts of $12,806 and $142,807 as of December 31, 2002 and 2001, respectively.

The Company had outstanding balances on its revolving line of credit with Hesperia Wholesale Lumber in the amounts of $6,103 and $67,206 as of December 31, 2002 and 2001, respectively.

The Company had four vehicle loans with five-year terms, bearing interest ranging from 2.90% to 7.90% per annum, and monthly payments totaling $1,557.

Interest expense to unrelated parties totaled $52,288 for the years ended December 31, 2002and 2001, respectively.

Note 7 - Subsequent events

Reverse   acquisitions  agreement  with  Hesperia  Holdings,  Inc.  (formerly
Saveyoutime.com, Inc.) ("HHI")

On April 10, 2003, the Company entered into an agreement with HHI whereby HHI acquired all of the issued and outstanding common stock of the Company in exchange for 10,415,845 voting shares of HHI's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the
Company controls HHI's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.