Form 10QSB
period 2003-03-31
HESPERIA HOLDING INC
filed 2003-05-22
CIK 1109329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission file number 000-30085

HESPERIA HOLDING, INC.
(Exact name of registrant as specified in its charter)

Nevada                                                                                                                                                            88-0453327

(State or other jurisdiction of                                                                                                                        (I.R.S. Employer

incorporation or organization)                                                                                                              Identification Number)

9780 E. Avenue

Hesperia, California                                                                                                                                                 92345

(Address of Principal Executive Offices)                                                                                                               (Zip Code)

(760) 947-1378
(Registrant's telephone number, including area code)

Saveyoutime.com, Inc.
(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___  No _____

The number of shares of Common Stock, $0.001 par value, outstanding on May 1, 2003, was 10,465,485 shares, held by approximately 42 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes ______  No ___X___

ITEM 1. FINANCIAL STATEMENTS

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

(A Development Stage Company)

BALANCE SHEET

ASSETS
	March 31, 2003 (unaudited)	December 31, 2002 (audited)

CURRENT ASSETS	$ 0	$ 0
TOTAL CURRENT ASSETS	0	0

OTHER ASSETS	0	0

TOTAL OTHER ASSETS	0	0

	$ 0	$ 0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Officers Advances (Note #6)	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 5,000,000 shares; None issued and Outstanding	0	0

Common stock, $.001 par value, authorized 20,000,000 shares; 6,504,370 issued and outstanding at March 31, 2003 and December 31, 2002	6,504	6,504

Additional paid-in capital	0	0

(Deficit) accumulated during development stage	(6,504)	(6,504)

TOTAL STOCKHOLDER'S EQUITY	0	0

	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

HESPERIA HOLDING. INC.

(Formerly Saveyoutime.com, Inc.)

(A Development Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	For the Period March 3, 2000,(Inception) to March 31, 2003
INCOME
Revenue	$ 0	$ 0	$ 0

EXPENSE
General and
Administrative	0	0	6,504

TOTAL EXPENSES	0	0	6,504

NET (LOSS)	$ (0)	$ (0)	$ (6,504)

Weighted average
number of common
shares outstanding	6,504,370	6,454,360	6,504,370

Net Loss
Per Weighted Share	$ (.00)	$ (.00)	$ (.00)

The accompanying notes are an integral part of these financial statements.

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	For the Period March 3, 2000,(Inception) to March 31, 2003
Cash Flows from
Operating Activities:
Net (loss)	$ (0)	$ (0)	$ (6,504)
Stock issued for services	0	0	5,000
Stock issued to convert debt to equity	0	0	1,504

Changes in assets and
Liabilities:
Officers Advances	0	(0)	0

Net cash (used) in
operating activities	0	0	0

Cash Flows from
Investing Activities:	0	0	0

Cash Flows from
Financing Activities	0	0	0

Net increase in cash	0	0	0

Cash,
beginning of period	0	0	0

Cash,
end of period	$ 0	$ 0	$ 0

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

Non-Cash Transactions
Number of Shares
issued for services	0	0	5,000,000

Number of Shares issued
To convert debt to equity	0	0	1,504,370

The accompanying notes are an integral part of these financial statements.

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - History and organization of the Company

The Company was organized March 3, 2000, under the laws of the State of Nevada as Saveyoutime.com, Inc. The Company , during the reporting period, currently had no operations and, in accordance with SFAS #7, is considered a development stage company.

On April 10, 2003, the Company merged with Hesperia Holding Corp. and the Company changed its name to Hesperia Holding, Inc.

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

NOTE 3 - STOCKHOLDERS EQUITY

On March 3, 2000, the Company issued 5,000,000 shares of its $.001 par value common stock to its then sole officer and director for services of $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENT

On April 10, 2003, the Company completed a merger with Hesperia Holding Corp. (HHC) whereby the Company acquired all of the issued and outstanding common stock of HHC in exchange for 10,415,845 voting shares of the Company's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of HHC controled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.

Historical Financials of
Hesperia Holding Corp.

FINANCIAL STATEMENTS

March 31, 2003

Hesperia Holding Corp.
Consolidated Balance Sheet
	March 31, 2003 (unaudited)	December 31, 2002 (audited)
Assets

Current assets:
Cash and equivalents	$ 5,608	$ 28,608
Accounts receivable	612,153	487,734
Loans receivable - officers	21,064	21,064
Other receivables	1,556	1,681
Inventory	50,543	50,543
Total current assets	690,924	589,630

Fixed assets, net	125,664	112,851
	$ 816,588	$ 702,481

Liabilities and Shareholders' (Deficit)

Current liabilities:
Checks issued in excess of available cash	$ 190,266	$ 121,349
Accounts payable	32,432	43,021
Line of credit	51,427	54,427
Other current liabilities	264,451	294,558
Total current liabilities	538,576	513,355

Long-term liabilities	18,825	36,411
Note payable for treasury stock	188,000	214,000
Interest payable	52,288	52,288
Loans from shareholders	255,223	257,225
	1,052,912	1,073,279

Shareholders' (deficit):
Common stock	10,202	10,202
Additional paid-in capital	201,472	201,472
Retained (Deficit)	(447,998)	(582,472)
	(236,324)	(370,798)

	$ 816,588	$ 702,481

The accompanying notes are an integral part of these financial statements.

Hesperia Holding Corp.
Consolidated Statements of Operations
(unaudited)
	For the three months ended March 31,
	2003	2002

Revenue, net	$ 1,704,886	$ 1,407,720

Cost of goods sold:
Purchases	707,557	717,360
Labor	367,469	289,474
Trucking	42,058	27,996
Freight	1,965	885
Repairs and maintenance	10,360	5,708
Total cost of goods sold	1,129,409	1,041,423

Gross profit	575,477	366,297

Expenses:
General and administrative	375,303	254,037
Salaries - officers	52,600	45,400
Depreciation and amortization	13,114	13,114
Total expenses	441,017	312,551

Net operating income	134,460	53,746

Other income (expense)
Interest income	14	-
Total other income (expense)	14	-

Net income	$ 134,474	$ 53,746

The accompanying notes are an integral part of these financial statements.

Hesperia Holding Corp.
Consolidated Statements of Cash Flow
(unaudited)
	For the three months ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$ 134,474	$ 53,746
Depreciation and amortization expense	13,114	13,114
Adjustments to reconcile net income to
cash provided (used) by operating activities:
(Increase) decrease in accounts receivable	(124,419)	64,053
(Increase) decrease in other receivables	125	(945)
Decrease in inventory	-	70,000
(Decrease) in accounts payable	(10,589)	(47,981)
Increase (decrease) in other current liabilities	(30,107)	5,865
Net cash provided (used) by operating activities	(17,402)	157,852

Cash flows from investing activities
Purchase of fixed assets	(25,927)	(50,071)
Net cash (used) by investing activities	(25,927)	(50,071)

Cash flows from financing activities
Checks issued in excess of cash available	68,917	31,632
Principal payments on line of credit	(3,000)	(3,000)
Advances (payments) on long-term liabilities	(17,586)	23,879
Payments on loans from shareholders	(2,002)	(38,000)
Interest payable to shareholders	-	(27,272)
Purchase of treasury stock	(26,000)	(95,020)
Net cash provided (used) by financing activities	20,329	(107,781)

Net (decrease) in cash	(23,000)	-
Cash - beginning	28,608	-
Cash - ending	$ 5,608	$ -

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Hesperia Holding Corp.
Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto attached hereto as exhibit 99.1. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

The Company's fixed assets at March 31, 2003 totaled $125,664, net of accumulated depreciation of $140,577. Depreciation expense totaled $13,114 for the three-months ended March 31, 2003.

Note 3 - Related party transactions

The Company had loans receivable from its officers in the amounts of $21,064 as of March 31, 2003.

The Company had outstanding loans from its shareholders in the amounts of $255,223 as of March 31, 2003. The outstanding loans bear no interest and are due upon demand.

On June 14, 2000, the Company entered into a "Stock Repurchase" agreement (the "Agreement") with a shareholder whereby the Company repurchased 1,000 shares of the Company's $1.00 par value common stock for $380,000, plus a covenant not to compete for $100,000 (a combined total of $480,000). Consideration for the Agreement is made up of cash totaling $35,839, a vehicle with a declared value of $20,698, and a non-interest bearing Promissory Note in the amount of $423,463 with weekly payments of $2,000 and due in full on June 16, 2004. The Company has paid total cash of $292,000 as of March 31, 2003.

Hesperia Holding Corp.
Notes to Consolidated Financial Statements

Note 4 - Commitments and long-term debts

The Company had outstanding balances on its promissory note with Sun Country Bank in the amount of $51,427 as of March 31, 2003. The loan bears interest at 3.50% per annum and was payable on demand or September 16, 2003, whichever comes first.

The Company had outstanding balances on its revolving line of credit with Hesperia Wholesale Lumber in the amounts of $6,103 as of March 31, 2003.

The Company had four vehicle loans with five-year terms, bearing interest ranging from 2.90% to 7.90% per annum, and monthly payments totaling $1,557.

Note 5 - Subsequent events

On April 10, 2003, the Company completer a merger with Hesperia Holding, Inc. ("HHI") whereby HHI acquired all of the issued and outstanding common stock of the Company in exchange for 10,415,845 voting shares of HHI's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company control HHI's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) entered into a merger agreement dated January 20, 2003 (the "Merger Agreement") with Hesperia Holding Corp., a California corporation. Pursuant to the terms of the Merger Agreement Hesperia Holding Corp. merged with and into Hesperia Holding, Inc. on April 10, 2003.

The Merger was consummated on April 10, 2003, at which time a Certificate of Merger was filed in the State of Nevada and State of California. Under the terms of the Merger, the Company issued Ten Million Four Hundred Fifteen Thousand Eight Hundred Forty-Five (10,415,845) shares of its common stock to the stockholders of Hesperia Holding Corp. in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. The then sole stockholder of the Company retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 being issued and outstanding. The shares of common stock were issued unrestricted without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act. Concurrent with the filing of the Certificate of Merger, the Company changed its name to Hesperia Holding, Inc.

Hesperia Holding Corp. (HHC) was formed in 2002, as a California corporation, and is a holding company for its subsidiary, Hesperia Truss, Inc., formed in 1996 (Hesperia Truss), a prefabricated wood truss manufacturer.

As a result of the "blank check" status of the Company, and the insignificance of the Company's financials, the financial statements discussed below are of HHC. for the three months ending March 31, 2003 and 2002. As a result of: (i) the acquisition of Hesperia Truss by HHC, (ii) the recent incorporation of HHC and (iii) the lack of operations of HHC, the presentation of financial information is primarily of Hesperia Truss, as all operations are being conducted through Hesperia Truss. Hesperia Truss in now a wholly-owned subsidiary of Hesperia Holding, Inc.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the consolidated financial statements HHC, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application policies, many of which require HHC to make estimates and assumptions about future events and their impact on amounts reported in its financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the financial statements. Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. HHC's accounting policies are more fully described in Note 1 to the financial statements for the year ended December 31, 2002., which are attached here to as exhibit 99.1.

Results of Operations for the Three Months Ended March 31, 2003 and 2002 Compared.
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Revenues	$ 1,704,886	$ 1,407,720

Cost of Goods Sold	1,129,409	1,041,423

Operating Expenses	441,017	312,551

Other Income (Expense)	14	0

Net Income (Loss)	$ 134,474	$ 53,746

Revenue

Revenues for the three months ended March 31, 2003 were $1,704,886 compared to revenues of $1,407,720 in the three-months ended March 31, 2002. This resulted in an increase in revenues of $297,166, or 21% in the same three-months of the prior year. The increase is due to increased sales.

Cost of goods sold/Gross profit percentage of revenue
	2003	2002	Increase/(decrease)
			$	%
For the three months ended March 31:
Cost of goods sold	$1,129,409	$1,041,423	$87,986	8%

Gross profit % of revenue	34%	26%

Cost of goods sold for the three months ended March 31, 2003 was $1,129,409, an increase of $87,986, or 8%, from $1,041,423 for the same three-months of the prior year. The increase reflects a substantial increase in sales in 2003.

Gross profit as a percentage of revenue increased from 26% during the three months ended March 31, 2002 to 34% for the same three-months ended March 31, 2003.

General and Administrative expenses
			Increase/(decrease)
	2003	2002	$	%
For the three months ended March 31:
General & Administrative expenses	$375,303	$254,037	$121,266	48%

General and administrative expenses were $375,303 for the three months ended March 31, 2003 versus $254,037 for the same three-months ended March 31, 2002, which resulted in an increase of $121,266 or 48%.

Net Income
			Increase/(decrease)
	2003	2002	$	%
For the three months ended March 31:
Net loss	$134,474	$53,746	$80,728	150%

The net income for the three months ended March 31, 2003 was $134,474, versus a net income of $53,746 for the same three-months ended March 31, 2002, an increase of $80,728, or 150%. The increase in net income was primarily the result of increased sales in 2003.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Certain Relationships and Related Transactions

Facilities

Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of our directors and shareholders, Mark Presgraves and Donald Shimp. We rent the facility and surrounding land for $36,000 per year.

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

Liquidity and Capital Resources at March 31, 2003 Compared with December 31,2002.

The following table summarizes working capital and total assets, accumulated deficit and shareholders' equity.

	March 31, 2003	December 31, 2002
Total Assets	$816,588	$702,481
Accumulated Deficit	$(447,998)	$(582,472)
Stockholders' Equity (Deficit)	$(236,324)	$(370,798)

Item 3. Controls and Procedures

  Anthony N. DeMint, our president and chief accounting officer through closing of the Merger (April 10, 2003), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to his resignation on April 15, 2003. Based on his evaluation, Mr. DeMint concluded that our disclosure controls and procedures are effective through the date of the closing of the Merger.

  Other than the closing of the Merger, which is anticipated to materially change our internal controls and procedures, as of the date of this filing there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Our new chief executive officer and chief financial officer are required to evaluate the effectiveness of the design and operation of our disclosure controls and procedures prior to the end of our second quarter ending June 30, 2003. We anticipate significant changes to be made to our internal controls and procedures as a result of their evaluation and the significant business operations we will be conducting as a result of completion of the Merger. A summary of the changes made to our internal controls and procedures will be disclosed in Part I, Item 3 of our Form 10-QSB for the period ended June 30, 2003, which is due on or before August 14, 2003.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On March 26, 2003, a hearing was conducted by the office of the Commissioner of Corporations for the State of California, at the request of the Company, wherein the hearing officer determined that the issuance and exchange of shares between the Company and Hesperia Holding Corp. was fair, just, and equitable. As a result of the hearing, a permit was issued by the Commissioner of Corporations for the issuance of 10,415,845 shares of common stock by the Company in exchange for the common stock of Hesperia Holding Corp. in a transaction exempted from registration under the Securities Act pursuant to Rule 3(a)(10).

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
    The reviewing court or authorized governmental entity must:
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
    Adequate notice must be given to all those persons.
    There cannot be any improper impediments to the appearance by those persons at the hearing.

California has enacted an enabling statute for purposes of the 3(a)(10) fairness hearing under Section 25142 of the Corporate Securities Law of 1968.

On April 10, 2003, under the terms of the Merger Agreement, Anthony DeMint, the former officer and dirctor of the Company, returned 6,454,370 shares to the Company for cancellation resulting in 10,465,850 shares being issued and outstanding after the merger. Mr. DeMint did not receive any compensation for the return of his shares.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

On January 20, 2003, we received a majority consent of our stockholder, in lieu of a special stockholders meeting, to approve the terms and conditions of the Merger between the Company and Hesperia Holding Corp. Under the terms of the Merger Agreement, the following occurred on April 10, 2003:

    Hesperia Holding Corp. merged with Saveyoutime.com, Inc.;
    Saveyoutime.com, Inc. changed its name to Hesperia Holding, Inc.
    Hesperia Holding, Inc. issued 10,415,845 shares of common stock to the shareholders of Hesperia Holding Corp. in exchange for their shares outstanding of Hesperia Holding Corp. in a transaction exempted under Rule 3(a)(10) of the Securities Act;
    The sole shareholder of Hesperia Holding, Inc. cancelled 6,454,370 shares of common stock;

    The sole director and officer of Hesperia Holding, Inc., named Donald M. Shimp, Mark Presgraves, and Fred Smith to the board of directors and subsequently resigned as an officer and director.

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

  Exhibits

    3(i) Articles of Incorporation of Hesperia Truss, Inc.
    3(ii) Bylaws of Hesperia Truss, Inc.
    99.1 Financial Statements of Hesperia Holding Corp. for the year ended December 31, 2002
    99.2 Pro Forma Financial Statements Post Merger Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc) and Hesperia Holding Corp.

(b) Form 8-K

Form 8-K filed January 23, 2003, Agreement and Plan of Merger.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 HESPERIA HOLDING, INC.
(Registrant)

By:/s/ Donald Shimp
 Donald Shimp, President

By:/s/ Mark Presgraves
Mark Presgraves, Chief Financial Officer
and Secretary/Treasurer

 Date: May 21, 2003

CERTIFICATION

I, Donald Shimp, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hesperia Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Donald Shimp
Donald Shimp
President

CERTIFICATION

I, Mark Presgraves, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hesperia Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Mar Presgraves
Mark Presgraves
Chief Financial Officer