Form 10QSB
period 2003-06-30
HESPERIA HOLDING INC
filed 2003-08-14
CIK 1109329

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

                                     OR

[   ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                      Commission file number 000-30085

                           HESPERIA HOLDING, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                      88-04553327
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                   Identification Number)

9780 E. Avenue
Hesperia, California                                              92345
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

                             Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2003, was 10,495,845 shares, held by approximately 43 shareholders.

Transitional Small Business Disclosure Format (check one):

                            Yes ______ No ___X___

                            HESPERIA HOLDING, INC
                      (Formerly Saveyoutime.com, Inc.)

                   Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending June 30, 2003


                              Table of Contents

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheet:
                     June 30, 2003

                     Condensed Consolidated Statements of Operations:
                     Three and Six Months Ended June 30, 2003 and 2002

                     Condensed Consolidated Statements of Cash Flows:
                     Six Months Ended June 30, 2003 and 2002

                     Notes to Unaudited Condensed Consolidated Financial
                     Information:
                     June 30, 2003

   Item 2.  Management Discussion and Analysis

   Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

                           HESPERIA HOLDING, INC.
                      (Formerly Saveyoutime.com, Inc.)
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                      (Unaudited)
                                                     June 30, 2003
ASSETS
Current Assets:
  Cash and equivalents                                 $            39,771
  Accounts Receivable, net                                         801,960
  Inventory                                                         53,433
                                                       -------------------
    Total Current Assets                                           895,164

Property, Plant and Equipment, net                                 123,569
                                                       -------------------
                                                        $        1,018,733
                                                       ===================
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Disbursed in Excess of Available Fund           $           205,913
  Accounts Payable and Accrued Liabilities                         462,451
  Long-Term Debt - Current Portion                                 112,273
  Advances from Officers                                           243,825
                                                       -------------------
    Total Current Liabilities                                    1,024,462

 Long-Term Debt                                                        780
Commitments and Contingencies                                            -

(Deficiency in) Stockholders' Equity:
Preferred stock, par value; $.001,                                       -
authorized 5,000,000 shares; none issued and
June 30, 2003
Common stock, par value; $.001, authorized                          10,496
20,000,000 shares; 10,495,845 issued and
outstanding at June 30, 2003
Additional Paid-in Capital                                         568,815
Accumulated Deficit                                              (585,820)
                                                       -------------------
Total (Deficiency in) Stockholders' Equity                         (6,509)
                                                       -------------------
                                                        $        1,018,733
                                                       ===================

  See accompanying notes to the unaudited condensed consolidated financial statements.


                           HESPERIA HOLDING. INC.
                      (Formerly Saveyoutime.com, Inc.)
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)
                        Three months ended June     Six months ended June
                                  30,                        30,
                           2003          2002         2003         2002

Revenues:
  Sales, net             $2,354,436    $1,370,386   $4,059,322   $2,77,107


Cost of Goods Sold
                          1,522,942       944,663    2,652,351    1,951,496
                          ---------      --------    ---------    ---------
Gross Profit
                            831,494       425,723    1,406,971      826,611
                            -------       -------    ---------      -------
Selling and
Administrative              921,240       435,925    1,349,143      770,950
Depreciation
                             26,052        10,210       39,166       20,420

                            947,292       446,135    1,388,309      791,370
                            -------       -------    ---------      -------
Net operating Income
(Loss)                    (115,798)      (20,412)       18,662       35,241

Other Income (Expense)
  Interest Forgiveness       31,224             -       31,224            -
from
    Shareholder
  Interest Income
                                 53             -           67            -
  Interest Expense
                           (19,145)      (19,988)     (19,145)     (39,975)
                           --------      --------     --------     --------
Net Income (Loss)
before provision for      (103,666)      (40,400)       30,808      (4,734)
income taxes

Provision for income
taxes                             -             -            -            -
                          ---------     ---------     --------     --------
Net Income (Loss)
                          (103,666)      (40,400)       30,808      (4,734)
                          =========      ========     ========     ========
Income (loss) per       $    (0.01)  $     (0.00)  $      0.00  $    (0.00)
share basic and fully
diluted
                        ===========  ============  ===========  ===========
Basic and diluted
weighted average         10,485,625    10,201,845   10,430,828   10,201,845
number of shares
outstanding

  See accompanying notes to the unaudited condensed consolidated financial statements.


                           HESPERIA HOLDING, INC.
                      (Formerly Saveyoutime.com, Inc.)
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)
                                               Six months ended June 30,
                                                  2003            2002
Cash flow from operating activities:
Net income (loss)                              $    30,808    $      (4,734)
Adjustments to reconcile net income (loss)
to cash provided by operations:
Depreciation
                                                    39,166            20,420
Common stock issued in exchange for services
rendered                                           214,000                 -
Common stock issued in connection with              50,000                 -
reverse merger
Adjustment on prior year retained earnings        (34,156)                 -
Adjustment on prior year additional paid-in         73,637                 -
capital
(Increase) decrease in accounts receivable
                                                 (314,226)            54,271
(Increase) decrease in other receivables
                                                    22,745             (894)
(Increase) decrease in inventories
                                                   (2,890)            70,000
Increase (decrease) in cash disbursed in            84,564            78,029
excess of available funds
Increase (decrease) in accounts payable and
accrued liabilities, net                            72,584            83,219
                                               -----------     -------------
Net cash provided by operations                $   236,232     $     300,311
                                               -----------     -------------
Cash flows from investing activities:
Capital expenditures
                                                  (49,884)          (31,572)

Cash flows from financing activities:
Repayments of line of credit
                                                  (54,427)           (6,000)
Repayments of advances from shareholders
                                                  (13,400)           (7,000)
Repayments of long term debts
                                                 (137,358)         (228,836)
Proceeds from sale of common stock
                                                    30,000                 -
Net cash (used in) financing activities
                                                 (175,185)         (241,836)
                                               -----------      ------------
Net increase in cash and cash equivalents
                                                    11,163            26,903
Cash and cash equivalents at beginning of
the period                                          28,608                 -
                                               -----------    --------------
Cash and cash equivalents at end of the        $    39,771    $       26,903
period
                                               ===========    ==============
Supplemental Disclosure of Cash Flows
Information:
Cash paid during the period for interest       $         -    $            -
Cash paid during the period for income taxes   $         -    $            -
Common stock issued in exchange for services   $   214,000    $            -
rendered
Acquisition:
Assets acquired                                $         -    $            -
Liabilities assumed                                      -
                                                                           -
Organization costs                                (50,000)
                                                                           -
Common stock issued
                                                    50,000                 -
                                               -----------    --------------
Net cash paid for acquisition                  $         -    $            -
                                               ===========    ==============

  See accompanying notes to the unaudited condensed consolidated financial statements.

                           HESPERIA HOLDING, INC.
                      (Formerly Saveyoutime.com, Inc.)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                JUNE 30, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation

Hesperia Holding, Inc. (the "Company") was formed on March 3, 2000 under the laws of the State of Nevada. Hesperia Holding, Inc. is engaged in the business of manufacturing and distributing trusses for residential home builders. On April 10, 2003, the Company entered into an Agreement and Plan of Merger ("Agreement") with Saveyoutime.com, Inc. ("Saveyoutime.com"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the Nevada. As a result of the acquisition, Hesperia Holding Inc. is the surviving entity and
Saveyoutime.com is the acquiring entity. As a part of the merger, saveyoutime.com changed its name to Hesperia Holding, Inc. (see Note B).
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Hesperia Truss, Inc. Significant intercompany transactions have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended June 30, 2003. The Company has no stock based awards of compensation issued and outstanding as of June 30, 2003.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In  April  2003, the FASB issued Statement of Financial Accounting  Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B - BUSINESS COMBINATION

On April 10, 2003, the Company completed an Agreement and Plan of Merger ("Agreement") with Saveyoutime.com, Inc. ("Saveyoutime.com"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Nevada. As a result of the acquisition, there was a change in control of the public entity. As part of the merger, Saveyoutime.com changed its name to Hesperia Holding, Inc.

For accounting purposes, Hesperia Holding, Inc. shall be the surviving entity and in accordance with Accounting Principles Opinion No. 16, Saveyoutime.com is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Saveyoutime.com was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's condensed consolidated statement of losses.

Effective  with  the  Agreement,  all previously  outstanding  common  stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned and exchanged for an aggregate of 50,000 shares of the Company's common stock. The value of the 50,000 shares of common stock that was retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. In accordance with SOP 98-5, the Company has expensed $50,000 in the current period as organization costs.

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

    Common stock issued                               $     50,000
    Excess of liabilities assumed over                           -
    assets acquired
    Total consideration paid                          $     50,000

NOTE C - CAPITAL STOCK

The Company has authorized 5,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2003, the Company has no preferred stock issued and outstanding The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2003, the Company has 10,495,845 shares of common stock issued and outstanding.

In January 2003, the Company issued an aggregate of 214,000 shares of common stock to consultants in exchange for services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended June 30, 2003.

In April 2003, the sole shareholder of the Saveyoutime.com returned and canceled 6,454,370 shares of Saveyoutime.com common stock and was issued 50,000 shares of the Company's common stock in connection with the Agreement .. The value of the 50,000 shares of common stock was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share and the Company has expensed $50,000 in the current period as organization costs.

Pursuant to the merger agreement, an aggregate of 10,415,845 shares of Hesperia Holdings Corp.'s (predecessor of Hesperia Holding Inc.) outstanding common stock was returned and exchanged with the 10,415,845 shares of Hesperia Holdings Inc.'s common stock.

In April, 2003, the Company issued 30,000 shares of its common stock in a private placement to sophisticated investors in exchange for $30,000, net of costs and fees.

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

Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the consolidated financial statements of Hesperia Holding, Inc., which have been prepared in conformity with accounting principles generally accepted in the United States of America.

     The preparation of these financial statements requires the appropriate application policies, many of which require Hesperia Holding, Inc. to make estimates and assumptions about future events and their impact on amounts reported in its financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the financial statements. Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Hesperia Holding Inc.'s accounting policies are more fully described in Note A to the financial statements attached here to.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002 Compared.

                       Three Months   Three Months  Six Months  Six Months
                        Ended June     Ended June   Ended June  Ended June
                         30, 2003       30, 2002     30, 2003    30, 2002

    Revenues            $  2,354,436  $  1,370,386  $ 4,059,322 $ 2,778,107

         Cost of Goods
    Sold                 (1,522,942)     (944,663)  (2,652,351) (1,951,496)

    Depreciation and
    Operating Expenses     (947,292)     (446,135)  (1,388,309)   (791,370)

    Other Income
    (Expense)
         Other Income         31,277            --       31,291          --
         Interest           (19,145)      (19,988)     (19,145)    (39,975)
    Expense
                       -------------  ------------  ----------- -----------
    Net Income (Loss)   $  (103,666)   $  (40,400)   $   30,808  $  (4,734)
                       =============  ============  =========== ===========

Revenues

     Revenues for the three months ended June 30, 2003 were $2,354,436 compared to revenues of $1,370,386 in the three months ended June 30, 2002. This resulted in an increase in revenues of $984,050 or 72% in the same three-months of the prior year. The increase in revenues was due to increased sales in the tract home building market.

     Revenues for the six months ended June 30, 2003 were $4,059,322 compared to revenues of $2,778,107 in the six months ended June 30, 2002. This resulted in an increase in revenues of $1,281,215, or 46% in the same six months of the prior year. The increase in revenues was due to increased sales in the tract home building market.

Cost of goods sold/Gross profit percentage of revenue

                             2003          2002        Increase/(decrease)
                                                               $         %
    For the three
    months ended June
    30:
         Cost of goods   $ 1,522,942    $   944,663       $  578,279     61%
    sold

         Gross profit %          35%            31%
    of revenue


     Cost of goods sold for the three months ended June 30, 2003 was $1,522,942, an increase of $578,279, or 61%, from $944,663 for the same three months of the prior year. The increase in cost of goods sold was primarily due to the increase in revenues and sales in the tract home building market.

     Gross profit as a percentage of revenue increased from 31% during the three months ended June 30, 2002 to 35% for the same three months ended June 30, 2003.

                              2003           2002       Increase/(decrease)
                                                              $          %
    For the six months
    ended June 30:
         Cost of goods   $   2,652,351   $  1,951,496   $    700,855     36%
    sold
                            ----------      ---------      ---------    ----
         Gross profit %
    of revenue                     35%            30%
                            ----------      ---------      ---------    ----

     Cost of goods sold for the six months ended June 30, 2003 was $2,652,351, an increase of $700,855, or 36%, from $1,951,496 for the same six months of the prior year. The increase in cost of goods sold was primarily due to the increase in revenues and sales in the tract home building market.

     Gross profit as a percentage of revenue increased from 30% during the six months ended June 30, 2002 to 35% for the same six months ended June 30, 2003.

Selling and Administrative expenses

                                                       Increase/(decrease)
                                2003        2002
                                                            $          %
    For the three months
    ended June 30:
         General &           .
    Administrative expenses  $  921,240   $ 435,925    $  485,315      111%

     General and administrative expenses were $921,240 for the three months ended June 30, 2003 versus $435,925 for the same three months ended June 30, 2002, which resulted in an increase of $485,315 or 111%. The increase in selling and administrative expenses was primarily due to the Company issuance of 214,000 shares of common stock to legal and consulting services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended June 30, 2003.

                                                      Increase/(decrease)
                             2003          2002
                                                            $         %
    For the six months
    ended June 30:
         General &
    Administrative       $  1,349,143   $  770,950    $   578,193      75%
    expenses

     General and administrative expenses were $1,349,143 for the six months ended June 30, 2003 versus $770,950 for the same six months ended June 30, 2002, which resulted in an increase of $578,193 or 75%. The increase in selling and administrative expenses was primarily due to the Company issuance of 214,000 shares of common stock to legal and consulting services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended June 30, 2003.

Net Income (Loss)

                                                        Increase/(decrease)
                               2003           2002
                                                             $          %
    For the three months
    ended June 30:
         Net income (loss)  $ (103,666)   $  (40,400)   $ (63,266)    (156%)

     The net loss for the three months ended June 30, 2003 was $104,046, versus a net loss of $40,400 for the same three-months ended June 30, 2002, an increase of $63,646, or 158%.

                                                        Increase/(decrease)
                             2003           2002
                                                              $         %
    For the six months
    ended June 30:
         Net income        $  30,808    $     (4,734)   $    35,542     751%
    (loss)

     The net income for the six months ended June 30, 2003 was $30,808, versus a net loss of $(4,734) for the same six months ended June 30, 2002, an increase of $35,542 or 751%.

Off-Balance Sheet Arrangements

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Certain Relationships and Related Transactions

Facilities

     Hesperia Holding, Inc.'s wholly-owned subsidiary Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of our directors and shareholders, Mark Presgraves and Donald Shimp. We rent the facility and surrounding land for $36,000 per year.

Loans Payable/Receivable

     HTI no longer has a loan receivable from one of its officers.

     HTI had outstanding loan payable to its shareholders in the amounts of $243,825 as of June 30, 2003 to the Donald Shimp and Mark Presgraves the Company's current President and Chief Financial Officer, Secretary and Treasurer.

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

     Mr. Jones has received $296,027 pursuant to the terms of this agreement, with a balance due of $103,463 as of June 30, 2003 to be paid through June 16, 2004 at the rate of $2,000 per week.

Liquidity  and Capital Resources at June 30, 2003 Compared with December  31,
2002.

     The Company's current liabilities exceeded its current assets by $129,298 as of June 30, 2003. For the period from inception through June 30, 2003, the Company has accumulated losses of $585,820.

     The Company generated $236,232 of cash flow from operating activities during the six months ended June 30, 2003. The Company used the cash proceeds to acquire $49,884 of property and equipment and repaid $205,185 in previously incurred debt during this period. During the six months ended June 30, 2003 the Company also received $30,000 through the private placement of its common stock.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

     By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

     The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in California and Nevada and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

     The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2002 Form 10-KSB, that the Company has a limited operating history and had not commenced operations . These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Item 3. Controls and Procedures

(a) Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on her evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2. Changes in Securities

     On April 10, 2003, under the terms of the Merger Agreement, Anthony DeMint, the former officer and director of the Company, returned 6,454,370 shares to the Company for cancellation resulting in 10,465,850 shares being issued and outstanding after the merger.

     In April, 2003, the Company issued 30,000 shares of its common stock in a private placement to accredited investors in exchange for $30,000, net of costs and fees.

Item 3.    Defaults by the Company upon its Senior Securities

     None

Item 4.    Submission of Matter to a Vote of Security Holders

     None

Item 5.    Other Information

     On July 17, 2003, the Company dismissed its certifying accountant, Beckstead and Watts, LLP ("Beckstead"). Beckstead's reports on the financial statements for the year ended December 31, 2002 and the period March 3, 2000 (date of inception) through December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit reports for the year ended December 31, 2002 and the period March 3, 2000 (date of inception) through December 31, 2002 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the year ended December 31, 2002 and the period March 3, 2000 (date of inception) through December 31, 2002, and the subsequent interim period through July 17, 2003 the Company has not had any disagreements with Beckstead on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford Stefanou Mirchandani") as its certifying accountant as of July 17, 2003 for the Company's fiscal year ending December 31, 2003. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

Item 6.    Exhibits and Reports of Form 8-K

Exhibits

Ex 31.1 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act Ex 31.2 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act Ex 32 -Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Form 8-K

Form 8-K filed Subsequent to quarter end
     a)   Change of Auditor 8-K filed on August 7, 2003

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HESPERIA HOLDING, INC.
(Registrant)



By:/S/Donald Shimp
   Donald Shimp, President

By:/S/Mark Presgraves
   Mark Presgraves, Chief Financial Officer
   and Secretary/Treasurer

Date: August 13, 2003