Form 10KSB/A
period 2002-12-31
HESPERIA HOLDING INC
filed 2003-08-28
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB/A

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

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

          2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K.
          a.)  Form 8-K filed on January 28, 2003

          4.   Exhibits
Exhibit                               Description
Number
(1)        N/A
(2)*** Agreement and Plan of Merger between Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp.
(3)(i)     Articles of Incorporation
(a)**      Articles of Incorporation
(b)*       Certificate of Merger
(3)(ii)**  Bylaws
           (a) Bylaws
(4)**      Instruments defining the rights of security holders:
(4)(i)     (a) Articles of Incorporation
           (b) Bylaws
           (c) Stock Certificate Specimen
(10)       N/A
(11)*      Contained  in  the  Notes  to  the  Financial  Statements  (filed herewith)
(23)*      Auditor Consent
(31-1)*	   Certification for Donald Shimp pursuant to Section 302 of
           Sarbanes-Oxley Act of 2002
(31-2)*	   Certification for Mark Presgraves pursuant to Section 302 of
           Sarbanes-Oxley Act of 2002
(32-1)*	   Certification for Donald Shimp pursuant to Section 906 of
           Sarbanes-Oxley Act of 2002
(32-2)*	   Certification for Mark Presgraves pursuant to Section 906 of
           Sarbanes-Oxley Act of 2002
(99)*      Certificate of Issuance of Permit from the State of California
________________________
*  Filed herewith
** Incorporated by reference in Form 10-SB filed March 24, 2000
***  Incorporated by reference in Form 8-K filed January 28, 2003

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


HESPERIA HOLDING, INC.



By:/s/ Donald Shimp
      Donald Shimp, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald Shimp           President                        August 27, 2003
Donald Shimp

/s/ Mark Presgraves        Chief Financial Officer          August 27, 2003
Mark Presgraves            and Secretary/Treasurer

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