Form 10QSB/A
period 2003-03-31
HESPERIA HOLDING INC
filed 2003-08-28
CIK 1109329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

None

Item 6. Exhibits and Reports of Form 8-K

  Exhibits

    3(i)        Articles of Incorporation of Hesperia Truss, Inc.
    3(ii)       Bylaws of Hesperia Truss, Inc.
    31-1     Certification for Donald Shimp pursuant to Section 302 of Sarbanes-Oxley Act of 2002
    31-2     Certification for Mark Presgraves pursuant to Section 302 of Sarbanes-Oxley Act of 2002
    32-1     Certification for Donald Shimp pursuant to Section 906 of Sarbanes-Oxley Act of 2002
    32-2     Certification for Mark Presgraves pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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

 Date: August 27, 2003