Form 10QSB/A
period 2003-06-30
HESPERIA HOLDING INC
filed 2003-10-17
CIK 1109329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB/A

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

(760) 244-8787

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

Yes     X     No _____

The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2003, was 10,495,845 shares, held by approximately 43 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes ______ No     X

HESPERIA HOLDING, INC

(Formerly Saveyoutime.com, Inc.)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2003

ITEM 1. FINANCIAL STATEMENTS

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited) June 30, 2003
ASSETS
Current Assets:
Cash and equivalents	$ 39,771
Accounts Receivable, net	801,960
Inventory	53,433
Total Current Assets	895,164

Property, Plant and Equipment, net	123,569
$ 1,018,733
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash Disbursed in Excess of Available Funds	$ 205,913
Accounts Payable and Accrued Liabilities	462,451
Long-Term Debt - Current Portion	112,273
Advances from Stockholders	243,825
Total Current Liabilities	1,024,462

Long-Term Debt	780
Commitments and Contingencies	-

(Deficiency in) Stockholders' Equity:

Preferred stock, par value; $.001, authorized 5,000,000 shares; none issued and outstanding June 30, 2003	-

Common stock, par value; $.001, authorized 20,000,000 shares; 10,495,845 issued and outstanding at June 30, 2003	10,496
Additional Paid-in Capital	568,815
Accumulated Deficit	(585,820)
Total (Deficiency in) Stockholders' Equity	(6,509)
$ 1,018,733

See accompanying notes to the unaudited condensed consolidated financial statements.

HESPERIA HOLDING. INC.

(Formerly Saveyoutime.com, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Sales, net	$ 2,354,436	$ 1,370,386	$ 4,059,322	$ 2,778,107

Cost of Goods Sold	1,522,942	944,663	2,652,351	1,951,496

Gross Profit	831,494	425,723	1,406,971	826,611

Selling and Administrative	955,396	435,925	1,383,299	770,950
Depreciation	26,052	10,210	39,166	20,420
	981,448	446,135	1,422,465	791,370

Net operating Income (Loss)	(149,954)	(20,412)	(15,494)	35,241

Other Income (Expense)
Interest Forgiveness from Stockholder	31,224	-	31,224	-
Interest Income	53	-	67	-
Interest Expense	(19,145)	(19,988)	(19,145)	(39,975)

Net Income (Loss) before provision for income taxes	(137,822)	(40,400)	(3,348)	(4,734)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$ (137,822)	$ (40,400)	$ (3,348)	$ (4,734)

Income (loss) per share basic and fully diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted average number of shares outstanding	10,485,625	10,201,845	10,430,828	10,201,845

See accompanying notes to the unaudited condensed consolidated financial statements.

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$ (3,348)	$ (4,734)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	39,166	20,420
Common stock issued in exchange for services rendered	214,000	-
Common stock retained in connection with reverse merger	50,000	-
Expenses paid by Company's principal shareholders	73,637	-
(Increase) decrease in accounts receivable	(314,226)	54,271
(Increase) decrease in other receivables	22,745	(894)
(Increase) decrease in inventories	(2,890)	70,000
Increase (decrease) in cash disbursed in excess of available funds	84,564	78,029
Increase (decrease) in accounts payable and accrued liabilities, net	72,584	83,219
Net cash provided by operations	236,232	300,311

Cash flows from investing activities:
Capital expenditures	(49,884)	(31,572)
Net cash (used in) investing activities	(49,884)	(31,572)
Cash flows from financing activities:
Repayments of line of credit	(54,427)	(6,000)
Repayments of advances from shareholders	(13,400)	(7,000)
Repayments of long term debts	(137,358)	(228,836)
Proceeds from sale of common stock	30,000	-
Net cash (used in) financing activities	(175,185)	(241,836)

Net increase in cash and cash equivalents	11,163	26,903
Cash and cash equivalents at beginning of the period	28,608	-
Cash and cash equivalents at end of the period	$ 39,771	$ 26,903

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest	$ -	$ -
Expenses paid by Company's principal stockholders	$ 73,637	$ -
Cash paid during the period for income taxes	$ -	$ -
Common stock issued in exchange for services rendered	$ 214,000	$ -
Acquisition:
Assets acquired	$ -	$ -
Liabilities assumed	-	-
Organization costs	(50,000)	-
Common stock retained in reverse merger	50,000	-
Net cash paid for acquisition	$ -	$ -

See accompanying notes to the unaudited condensed consolidated financial statements.

HESPERIA HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY

SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2003	10,201,845	$ 10,202	$ 201,471	$ (582,472)	$ (370,799)
Issuance of common stock in exchange for services in January, 2003 at $ 1.00 per share	214,000	214	213,786	-	214,000
Issuance of common stock in connection with merger with Hesperia Holding, Inc. (formerly saveyoutime.com, inc.) on April 10, 2003	10,415,845	10,416	-	-	10,416
Cancellation of Common Stock in connection with merger with Hesperia on April 10, 2003	(10,415,845)	(10,416)	-	-	(10,416)
Common stock retained in reverse merger on April, 2003 valued at $1.00 per share	50,000	50	49,950	-	50,000
Issuance of common stock in exchange for cash, net of costs in April, 2003 at $ 1.00 per share	30,000	30	29,970	-	30,000
Operating expenses paid by Company's principal shareholders	-	-	73,638	-	73,638
Net loss	-	-	-	(3,348)	30,808
Balance at June 30, 2003	10,495,845	$ 10,496	$ 568,815	$ (585,820)	$ (6,509)

The accompanying notes to unaudited condensed Financial Statements

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

8

HESPERIA HOLDING, INC.

(Formerly Saveyoutime.com, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2003

Effective with the Agreement, all but 50,000 shares previously outstanding common stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned to the Company for cancellation. The value of the 50,000 shares of common stock that were retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. In accordance with SOP 98-5, the Company has expensed $50,000 in the current period as organization costs.

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained	$ 50,000
Excess of liabilities assumed over assets acquired	-
Total consideration paid	$ 50,000

NOTE C - CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2003, the Company has no preferred stock issued and outstanding The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2003, the Company has 10,495,845 shares of common stock issued and outstanding.

In January 2003, the Company issued an aggregate of 214,000 shares of common stock to consultants in exchange for services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended June 30, 2003.

In April 2003, the sole shareholder of the Saveyoutime.com returned and canceled 6,454,370 shares of Saveyoutime.com common stock and 50,000 shares of the Company's common stock was retained in connection with the Agreement. The value of the 50,000 shares of common stock was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share and the Company has expensed $50,000 in the current period as organization costs.

Pursuant to the merger agreement, an aggregate of 10,415,845 shares of Hesperia Holdings Corp.'s (predecessor of Hesperia Holding, Inc.) outstanding common stock was returned and exchanged with the 10,415,845 shares of Hesperia Holding, Inc.'s common stock.

In April, 2003, the Company issued 30,000 shares of its common stock in a private placement to an accredited investor in exchange for $30,000, net of costs and fees.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002 Compared.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenues	$ 2,354,436	$ 1,370,386	$ 4,059,322	$ 2,778,107

Cost of Goods Sold	(1,522,942)	(944,663)	(2,652,351)	(1,951,496)

Depreciation and Operating Expenses	(981,448)	(446,135)	(1,422,465)	(791,370)

Other Income (Expense)
Other Income	31,277	--	31,291	--
Interest Expense	(19,145)	(19,988)	(19,145)	(39,975)

Net Income (Loss)	$ (137,822)	$ (40,400)	$ (3,348)	$ (4,734)

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

Cost of goods sold/Gross profit percentage of revenue

			Increase/(decrease)
	2003	2002	$	%
For the three months ended June 30:
Cost of goods sold	$1,522,942	$944,663	$578,279	61%

Gross profit % of revenue	35%	31%

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

Increase/(decrease)
2003	2002	$	%
For the six months ended June 30:
Cost of goods sold	$2,652,351	$1,951,496	$700,855	36%

Gross profit % of revenue	35%	30%

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

Selling and Administrative expenses

Increase/(decrease)
2003	2002	$	%
For the three months ended June 30:
General & Administrative expenses	$955,396	$435,925	$519,471	119%

General and administrative expenses were $955,396 for the three months ended June 30, 2003 versus $435,925 for the same three months ended June 30, 2002, which resulted in an increase of $510,471 or 119%. The increase in selling and administrative expenses was primarily due to the Company issuance of 214,000 shares of common stock to legal and consulting services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended June 30, 2003. In addition, the Company incurred $ 34,156 in connection with the acquisition of saveyoutime.com, Inc. These costs were expensed in the period incurred in accordance with SOP 98-5

Increase/(decrease)
2003	2002	$	%
For the six months ended June 30:
General & Administrative expenses	$1,383,299	$770,950	$612,349	79%

General and administrative expenses were $1,383,299 for the six months ended June 30, 2003 versus $770,950 for the same six months ended June 30, 2002, which resulted in an increase of $612,349 or 79%. The increase in selling and administrative expenses was primarily due to the Company issuance of 214,000 shares of common stock to legal and consulting services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended June 30, 2003. In addition, the Company incurred $ 34,156 in connection with the acquisition of saveyoutime.com, Inc. These costs were expensed in the period incurred in accordance with SOP 98-5

Net Income (Loss)

Increase/(decrease)
2003	2002	$	%
For the three months ended June 30:
Net income (loss)	$(137,822)	$(40,400)	$(97,422)	(241%)

The net loss for the three months ended June 30, 2003 was $137,822, versus a net loss of $40,400 for the same three-months ended June 30, 2002, an increase of $97,422, or 241%.

Increase/(decrease)
2003	2002	$	%
For the six months ended June 30:
Net income (loss)	$(3,348)	$(4,734)	$(1,386)	(29)%

The net loss for the six months ended June 30, 2003 was $3,348, versus a net loss of $(4,734) for the same six months ended June 30, 2002, a decrease of $1,386 or 29%.

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

By adjusting its operations and development to the level of capitalization, management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in California and Nevada and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2002 Form 10-KSB, that the Company has a limited operating history and had not commenced operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On April 10, 2003, under the terms of the Merger Agreement, Anthony DeMint, the former officer and director of the Company, returned 6,454,370 shares to the Company for cancellation leaving him with 50,000 shares after the merger.

Pursuant to the merger agreement, an aggregate of 10,415,845 shares of Hesperia Holdings Corp.'s (predecessor of Hesperia Holding, Inc.) outstanding common stock was returned and exchanged with the 10,415,845 shares of Hesperia Holding, Inc.'s common stock resulting in 10,465,850 shares being issued and outstanding after the merger.

In April 2003, the Company issued 30,000 shares of its common stock in a private placement to accredited investors in exchange for $30,000, net of costs and fees.

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

Exhibits

Ex 31 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act

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

By:/s/ Steve Chaussy

Steve Chaussy, Chief Financial Officer

Date: October 16, 2003