Form 10QSB
period 2003-09-30
HESPERIA HOLDING INC
filed 2003-11-14
CIK 1109329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Yes    X    No

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2003, was 10,495,845 shares, held by approximately 43 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes           No    X

ITEM 1. FINANCIAL STATEMENTS

Hesperia Holding, Inc.

(Formerly Saveyoutime.com., Inc)

Condensed Consolidated Balance Sheet

As of September 30,2003

(Unaudited

ASSETS
Current assets:
Cash and equivalents	$ 8,103
Accounts receivable-net	465,848
Inventory	165,813
Total current assets	639,764

Property, plant and equipment, net	149,285
$ 789,049

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$ 240,009
Accounts payable and accrued liabilities	809,015
Current maturities of long term debt	85,583
Advances from shareholders	243,826
Total current liabilities	1,378,433

Deficiency in Stockholders' Equity:
Preferred stock, par value; $.001; authorized 5,000,000 shares; none issued and outstanding as of September 30, 2003	-
Common stock, par value; $.001, authorized 20,000,000 shares; 10,495,845 shares issued and outstanding as of September 30, 2003	10,496
Additional paid in capital	568,815
Accumulated Deficit	(1,168,695)
Total deficiency in stockholders' equity	(589,384)
$ 789,049

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

(Formerly Saveyoutime.com, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Sales-net	$ 1,898,274	$ 1,749,449	$ 5,957,596	$ 4,527,556

Cost of goods sold	1,713,338	1,216,434	4,365,689	3,167,930

Gross Profit	184,936	533,015	1,591,907	1,359,626

Selling and administrative	732,281	436,377	2,115,580	1,207,327
Depreciation	11,964	10,209	51,130	30,629
	744,245	446,586	2,166,710	1,237,956

Net operating income (loss)	(559,309)	86,429	(574,803)	121,670

Other income (expense):
Interest forgiveness from shareholder	-	-	31,224	-
Interest income	424	-	491	-
Interest expense	(23,990)	(19,988)	(43,135)	(59,963)

Net income (loss) before provision for income taxes	(582,875)	66,441	(586,223)	61,707

Provision for income taxes	-	-	-	-

Net income (loss)	$ (582,875)	$ 66,441	$ (586,223)	$ 61,707

Income (loss) per share Basic and fully diluted	$ (0.06)	$ 0.01	$ (0.06)	$ 0.01

Basic and diluted weighted average number of shares outstanding	10,495,845	10,201,845	10,452,739	10,201,845

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

(Formerly Saveyoutime.com, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$ (586,223)	$ 61,707
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation expense	51,130	30,629
Common stock issued in exchange for services rendered	214,000	-
Common stock retained in connection with reverse merger	50,000	-
Expenses paid by Company's principal shareholders	73,637	-
(Increase) decrease in accounts receivable	21,886	(138,010)
(Increase) decrease in other receivables	22,745	(697)
(Increase) decrease in inventories	(115,270)	-
Increase in cash disbursed in excess of available funds	118,660	107,764
Increase (decrease) in accounts payable and accrued liabilities	419,149	(22,847)
Net cash provided by operating activities	269,714	38,546

Cash flows from investing activities:
Capital expenditure	(87,564)	(34,086)

Cash flows from financing activities:
(Repayments of) line of credit	(54,427)	(9,000)
Proceeds from (repayments to) shareholders advances	(13,400)	(11,000)
(Repayments of) long term debt	(164,828)	(89,491)
Proceeds from long term debt	-	105,000
Proceeds from sale of common stock, net of costs and fees	30,000	-
Net cash (used in) financing activities	(202,655)	(4,491)
Net increase (decrease) in cash and cash equivalents	(20,505)	(31)

Cash and equivalents at beginning of period	28,608	31
Cash and equivalents at end of period	$ 8,103	$ -

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest	$ 2,928	$ 5,104
Cash paid during the period for income taxes	$ -	$ -
Common stock issued in exchange for services rendered	$ 214,000	$ -
Acquisition:
Assets acquired	$ -	$ -
Liabilities assumed	$ -	$ -
Organization costs	$ (50,000)	$ -
Common stock retained in reverse merger	$ 50,000	$ -
Net cash paid for acquisition	$ -	$ -

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

(Formerly Saveyoutime.com, Inc.)

Condensed Consolidated Statement of Deficiency in Stockholders' Equity

Nine months Ended September 30,2003

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance at January 1, 2003	10,201,845	$ 10,202	$ 201,471	$ (582,472)	$ (370,799)

Issuance of common stock in exchange for services in January, 2003 at $1.00 per share	214,000	214	213,786	-	214,000

Issuance of common stock in connection with merger with Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) on April 10,2003	10,415,845	10,416	-	-	10,416

Cancellation of Common Stock in connection with merger with Hesperia on April 10,2003	(10,415,845)	(10,416)	-	-	(10,416)

Common stock retained in reverse merger on April, 2003 valued at $1.00 per share	50,000	50	49,950	-	50,000

Issuance of common stock in exchange for cash, net of costs in April, 2003 at $1.00 per share	30,000	30	29,970	-	30,000

Operating expenses paid by Company's principal shareholders	-	-	73,638	-	73,638

Net Loss	-	-	-	(586,223)	(586,223)

Balance at September 30, 2003	10,495,845	$ 10,496	$ 568,815	$(1,168,695)	$ (589,384)

The accompanying notes to unaudited condensed consolidated Financial Information.

HESPERIA HOLDING, INC

(Formerly Saveyoutime.com, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

SEPTEMBER 30, 2003

(UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation

Hesperia Holding, Inc. (the "Company") was formed on March 3, 2000 under the laws of the State of Nevada as Saveyoutime.com, Inc. Hesperia Holding, Inc. is engaged in the business of manufacturing and distributing trusses for residential home builders. On April 10, 2003, Hesperia Holding Corp. entered into an Agreement and Plan of Merger ("Agreement") with Saveyoutime.com, Inc. ("Saveyoutime.com"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the Nevada. As a result of the acquisition, Hesperia Holding Corp. is the surviving entity and Saveyoutime.com is the acquiring entity. As a part of the merger, saveyoutime.com changed its name to Hesperia Holding, Inc. (see Note B).

The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Hesperia Truss, Inc. Significant intercompany transactions have been eliminated in consolidation. In addition, on October 14, 2003, the Company formed a wholly-owned subsidiary, Pahrump Valley Truss, Inc. ("PVT"). PVT is currently inactive.

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

HESPERIA HOLDING, INC

(Formerly Saveyoutime.com, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

SEPTEMBER 30, 2003

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for subsequent periods. The Company has no stock based awards of compensation issued and outstanding as of September 30, 2003.

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

NOTE B - BUSINESS COMBINATION

On April 10, 2003, Hesperia Holding Corp. completed an Agreement and Plan of Merger ("Agreement") with Saveyoutime.com, Inc. ("Saveyoutime.com"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Nevada. As a result of the acquisition, there was a change in control of the public entity. As part of the merger, Saveyoutime.com changed its name to Hesperia Holding, Inc.

HESPERIA HOLDING, INC

(Formerly Saveyoutime.com, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

SEPTEMBER 30, 2003

(UNAUDITED)

For accounting purposes, Hesperia Holding Corp. shall be the surviving entity and in accordance with Accounting Principles Opinion No. 16, Saveyoutime.com is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Saveyoutime.com was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's condensed consolidated statement of losses.

Effective with the Agreement, all but 50,000 shares of previously outstanding common stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned to the Company for cancellation. The value of the 50,000 shares of common stock that were retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. In accordance with SOP 98-5, the Company has expensed $50,000 in the current period as organization costs.

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained	$ 50,000
Excess of liabilities assumed over assets acquired	-
Total consideration paid	$ 50,000

NOTE C - CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2003, the Company has no preferred stock issued and outstanding The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2003, the Company has 10,495,845 shares of common stock issued and outstanding.

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

The Merger was consummated on April 10, 2003, at which time a Certificate of Merger was filed in the State of Nevada and State of California. Under the terms of the Merger, the Company issued 10,415,845 shares of its common stock to the stockholders of Hesperia Holding Corp. in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. The then sole stockholder of the Company retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 being issued and outstanding. The shares of common stock were issued unrestricted without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the consolidated financial statements of Hesperia Holding, Inc., which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application policies, many of which require Hesperia Holding, Inc. to make estimates and assumptions about future events and their impact on amounts reported in its financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the financial statements. Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Hesperia Holding Inc.'s accounting policies are more fully described in Note A to the financial statements attached hereto.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 Compared.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Revenues	$ 1,898,274	$ 1,749,449	$ 5,957,596	$ 4,527,556

Cost of Goods Sold	(1,713,338)	(1,216,434)	(4,365,689)	(3,167,930)

Depreciation and Operating Expenses	(744,245)	(446,586)	(2,166,710)	(1,237,956)

Other Income (Expense)
Interest and Other Income	424	--	31,715	--
Interest Expense	(23,990)	(19,988)	(43,135)	(59,963)

Net Income (Loss)	$ (582,875)	$ 66,441	$ (586,223)	$ 61,707

Revenues

Revenues for the three months ended September 30, 2003 were $1,898,274 compared to revenues of $1,749,449 in the three months ended September 30, 2002. This resulted in an increase in revenues of $148,825 or 9% in the same three-months of the prior year. The increase in revenues was due to increased sales in the tract home building market.

Revenues for the nine months ended September 30, 2003 were $5,957,596 compared to revenues of $4,527,556 in the nine months ended September 30, 2002. This resulted in an increase in revenues of $1,430,040, or 32% in the same nine months of the prior year. The increase in revenues was due to increased sales in the tract home building market.

Cost of goods sold/Gross profit percentage of revenue

	2003	2002	Increase/(decrease)
			$	%
For the three months ended June 30:
Cost of goods sold	$1,713,338	$1,216,434	$496,904	41%

Gross profit % of revenue	10%	30%

Cost of goods sold for the three months ended September 30, 2003 was $1,713,338, an increase of $496,904, or 41%, from $1,216,434 for the same three months of the prior year. The increase in cost of goods sold was primarily due to the increase in revenues and sales in the tract home building market coupled with a significant increase in truss manufacturing materials.

Gross profit as a percentage of revenue decreased from 30% during the three months ended September 30, 2002 to 10% for the same three months ended September 30, 2003 due primarily to truss material increases.

2003	2002	Increase/(decrease)
		$	%
For the nine months ended September 30:
Cost of goods sold	$4,365,689	$3,167,930	$1,197,759	38%

Gross profit % of revenue	27%	30%

Cost of goods sold for the nine months ended September 30, 2003 was $4,365,689, an increase of $1,197,759, or 38%, from $3,167,930 for the same nine months of the prior year. The increase in cost of goods sold was primarily due to the increase in revenues and sales in the tract home building market coupled with increases in truss manufacturing materials.

Gross profit as a percentage of revenue decreased from 30% during the nine months ended September 30, 2002 to 27% for the same nine months ended September 30, 2003.

Selling and Administrative expenses
2003	2002	Increase/(decrease)
		$	%
For the three months ended September 30:
General & Administrative expenses	$732,281	$436,377	$295,904	68%

General and administrative expenses were $732,281 for the three months ended September 30, 2003 versus $436,377 for the same three months ended September 30, 2002, which resulted in an increase of $295,904 or 68%. The increase in selling and administrative expenses was primarily due to the increase in the Company's worker's compensation insurance premiums and additional operational and administrative personnel.

2003	2002	Increase/(decrease)
		$	%
For the nine months ended September 30:
General & Administrative expenses	$2,115,580	$1,207,327	$908,253	75%

General and administrative expenses were $2,115,580 for the nine months ended September 30, 2003 versus $1,207,327 for the same nine months ended September 30, 2002, which resulted in an increase of $908,253 or 75%. The increase in selling and administrative expenses was partly due to the Company's issuance of 214,000 shares of common stock for legal and consulting services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the period ended September 30, 2003. The Company also incurred $34,156 in connection with the merger with saveyoutime.com, Inc. These costs were expensed in the period incurred in accordance with SOP 98-5

In addition, the increases were due to increases in operational and administrative personnel added and increase in the Company's workers compensation insurance.

Net Income (Loss)

2003	2002	Increase/(decrease)
		$	%
For the three months ended September 30:
Net income (loss)	$(582,875)	$66,441	$(649,316)	977%

The net loss for the three months ended September 30, 2003 was $582,875, versus a net income of $66,441 for the same three-months ended September 30, 2002, an increase of net loss of $649,316, or 977%.

2003	2002	Increase/(decrease)
		$	%
For the nine months ended September 30:
Net income (loss)	$(586,223)	$61,707	$(647,930)	1050%

The net loss for the nine months ended September 30, 2003 was $586,223, versus a net income of $61,707 for the same nine months ended September 30, 2002, an increase of net loss of $647,930 or 1050%.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Certain Relationships and Related Transactions

Facilities

Hesperia Holding, Inc.'s wholly-owned subsidiary Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of the Company's directors and shareholders, Mark Presgraves and Donald Shimp. The Company rents the facility and surrounding land for $36,000 per year.

Hesperia Holding, Inc.'s second wholly-owned subsidiary, Pahrump Valley Truss, Inc.(PVT) leases a 5 acre plot of land in Pahrump, Nevada which is owned by three of the Company's directors and shareholders, Mark Presgraves, Donald Shimp, Fred Smith and one officer, Steve Chaussy. The Company rents the land for approximately $31,000 per year.

Loans Payable/Receivable

The Company had outstanding loans payable to Donald Shimp and Mark Presgraves the Company's current President and Secretary and Treasurer. in the amount of $243,826 as of September 30, 2003.

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

Mr. Jones has received $402,537 pursuant to the terms of this agreement, with a balance due of $77,463 as of September 30, 2003 to be paid through June 16, 2004 at the rate of $2,000 per week.

Liquidity and Capital Resources at September 30, 2003 Compared with December 31, 2002.

The Company's current liabilities exceeded its current assets by $738,669 as of September 30, 2003. For the period from inception through September 30, 2003, the Company has an accumulated deficit of $1,168,695.

The Company generated $269,714 of cash flow from operating activities during the nine months ended September 30, 2003. The Company used the cash proceeds to acquire $87,564 of property and equipment and repaid $232,655 in previously incurred debt during this period. During the nine months ended September 30, 2003 the Company also received $30,000 through the private placement of its common stock.

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

By adjusting its operations and development to the level of capitalization, management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in California and Nevada and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has a limited operating history and had not commenced operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

None

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

Ex 3i    Articles of Incorporation for Pahrump Valley Truss, Inc.

Ex3ii    Bylaws for Pahrump Valley Truss, Inc.

Ex 31  Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex 32  Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: November 14, 2003