Form 10KSB
period 2003-12-31
HESPERIA HOLDING INC
filed 2004-03-29
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission file number 000-30085

HESPERIA HOLDING, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0453327
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9780 E. Avenue
Hesperia, California	92345
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (760) 244-8787

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on February 29, 2004, was 11,538,117 shares, held by approximately 48 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $8,141,656.

Transitional Small Business Disclosure Format (check one): Yes ______ No X __

HESPERIA HOLDING, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

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

In this form 10-KSB references to "HESPERIA", "the Company", "we," "us," and "our" refer to HESPERIA HOLDING, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) entered into a merger agreement dated January 20, 2003 (the "Merger Agreement") with Hesperia Holding Corp., a California corporation. Pursuant to the terms of the Merger Agreement, Hesperia Holding Corp. merged with and into Hesperia Holding, Inc. on April 10, 2003.

The Merger was consummated on April 10, 2003, at which time a Certificate of Merger was filed in the State of Nevada and State of California. Under the terms of the Merger, the Company issued 10,415,845 shares of its common stock to the stockholders of Hesperia Holding Corp. in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. The then sole stockholder of the Company retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 being issued and outstanding. The shares of common stock exchanged in the merger were issued unrestricted without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act.

Hesperia Holding Corp. (Hesperia Holding) was formed in July 2002, as a California corporation, and was a holding company for its subsidiary, Hesperia Truss, Inc. (Hesperia Truss) which was formed in 1996. Hesperia Truss, a prefabricated wood truss manufacturer, provides custom designed wood trusses to the residential construction market.

(b)Our Business

Concurrent with the closing of the Merger with Hesperia Holding Corp. our business is now being conducted through Hesperia Truss, Inc., and Pahrump Valley Truss, Inc. ("PVI"). wholly owned subsidiaries of the Company.

Pahrump Valley Truss, Inc. ("PVI").

Pahrump Valley Truss, Inc. ("PVI") is currently inactive.

Hesperia Truss, Inc. (HTI)

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

Industry Growth. With a low interest rate, the construction market is in position to experience tremendous growth.

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

  Receive Bid Proposal - HTI has a dedicated salesperson continually soliciting new business from general, residential, custom and tract, as well as commercial contractors. The salesperson calls on previous customers as well as on new contractors located through the Yellow Pages and referrals. He then receives bid proposals, which are given to the engineering / bid department.

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

Suppliers

HTI is serviced by a diverse supplier base. It has ready access to alternate suppliers for each product type. The following table lists its major suppliers:

Supplier	Product Service	Length of Relationship	% of Annual Purchase
Burns Lumber	Lumber	7 Years	28%
Universal Forest Products	Lumber	3 Years	12%
Washington Pacific	Lumber	7 Years	12%
Computrus	Engineering & Metal Plates	8 Years	13%

  Burns Lumber - HTI uses Burns Lumber because it is a reliable and less expensive source of lumber than others. HTI receives approximately two truck loads of lumber per week from Burns.

  Computrus, Inc. - Computrus provides metal connector plates and proprietary software for the development and design of truss lay-outs.

In addition to the list above, HTI utilizes the following suppliers:

  Hesperia Wholesale Lumber

  Weyerhaeuser

  Seemac, Inc.

  Valley Lumber

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

Geographic Region

HTI provides its trusses to a growing region. The following table identifies HTI's geographical regions:

Geographic Region
California
Southern Nevada
Arizona

Customers

Over the last few years HTI conducted a majority of its business with repeat customers. Its significant customers are indicated below:

Customer	Market	Length of Relationship
Classic Homes	Custom Residential	10 Years
Hillcrest Framing Inc.	Residential Tract	8 Years
Redrock Builders	Custom Commercial and Residential	8 Years
Howard Roberts Development	Residential Tract	5 Years
Nichols Lumber	Residential Retail	6 Years
O'Conner Development	Custom residential	10 Years
Sunbelt Construction	Custom and Tract Residential	6 Years

  Classic Homes - Classic Homes is a custom residential and tract developer in the Southern Nevada region.

  Hillcrest Framing Inc. - Hillcrest Framing Inc. is a residential tract subcontractor servicing large track developers in the Southern California Inland Empire region.

  Redrock Builders - Redrock Builders is a custom commercial and residential developer in the Southern Nevada region.

  Howard Roberts Development Corp. - Howard Roberts Development Corp. is a residential tract developer in the San Bernardino area of Southern California.

  Nichols Lumber - Nichols Lumber is a retail and commercial home improvement outlet in the Greater Los Angeles area.

  O'Conner Development - O'Conner Development is custom residential developer in the High Desert region of Southern California.

  Sunbelt Construction - Sunbelt Construction is a customer residential developer in the Yucca Valley region of California.

Sales and Marketing

HTI does not actively market its products; rather, it relies on word-of-mouth and a single dedicated salesperson to obtain new clients. The majority of bid proposals are received through referrals. The single salesperson contacts contractors through industry contacts and the phone book, as well as referrals from other contractors.

Direct Selling

Since its inception, HTI has established extensive personal contacts in the construction industry. HTI considers any individual who has direct contact with a customer via personal, phone, letter or any other mode of contact, as a salesperson. HTI trains its employees as though they are salespeople, teaching them to always portray themselves as its representatives.

Personnel

Currently HTI employs 100 individuals as follows:

Function Department	Number of Full-Time Employees	Annual Wages
Officers and Senior Management	4	$421,200
Drafting / Engineering	3	$132,324
Cutting / Production	3	$101,528
Sales	1	$77,490
Accounting / Secretarial	3	$58,570
Sawyers	5	$72,472
Truck Drivers	4	$138,549
Truss Builders	77	$1,624,124
Total	100	$2,626,257

HTI's employee count has fluctuated over the last five years. It employed 62 people in 1998, 87 in 1999, 60 in 2000 and 2001, 80 in 2002 and presently has a total of 100 employees. Hesperia has employee tenure of approximately 2.5 years. This is primarily due to the comfort employees have in consistent work. Management has set a standard to provide steady work in a time of uncertainty.

Industry Outlook

California Economic Outlook

Longer-Term Forecast (2004 through 2007) - The longer-term forecast assumes that California's economy will continue to expand at a healthy pace through 2007, and that employment and income will again outpace the nation. Supporting this positive long-term outlook is California's dominant position in key "new economy" industries.

Construction Industry Structural Factors

The construction industry is cyclical, since it provides what is essentially a capital asset. Demand for both residential and nonresidential construction is affected by interest rates as well as the overall level of economic activity. The relative contribution of residential and nonresidential construction also varies over the business cycle. Barriers to entry in the industry are moderate. There are many self-employed individuals in the industry workforce, and the number of firms shows significant response to expansions and contractions in construction industry demand.

Inland Empire Outlook

The Inland Empire, usually defined as Riverside and San Bernardino Counties, is one of Southern California's fastest growing economies. If it were a state, its $60 billion in total personal income would rank 32nd, just behind Kansas. The Inland Empire is economically less advanced and affluent than Southern California's coastal areas, but it has considerably more open space for new housing (the principle reason for its population growth) and industrial expansion. A disproportionate amount of construction activity contributing additional housing and commercial real estate serving the Los Angeles and Southern California area metroplex will take place in the Inland Empire and the High Desert, since this is where the available land and open space is located. The area also has lower land and labor costs. The Ontario airport and the possible future increased utilization of the airport in Victorville will support this region's increased contribution as a distribution center for Southern California.

The Inland Empire sustains over 950,000 jobs. This accounts for 12% of all jobs in Southern California. The Inland Empire, as a whole, recorded very healthy residential and nonresidential construction growth - up 16.9% for new housing units and 10.5% in nonresidential activity. To some extent this growth represents a spillover effect of strong employment expansion in neighboring areas such as Orange and San Diego counties.

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

We need to raise additional capital for our operating plan. Our business would be harmed if we were unable to do so on acceptable terms.

We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan entails extensive growth in our industry, requiring us to raise capital through equity or debt, which plan may change as a result of many factors, including general economic conditions affecting the United States economy which are beyond our control. If we are unable to generate cash from the sale of equity or from debt financing or maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

A prolonged economic downturn could result in reduced sales and lower revenues and profitability.

Purchases of wood products, primarily trusses utilized in new construction, may be affected by prolonged, negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence in general may affect companies in the home manufacturer process. In addition, due to our capital needs for growth, we are more susceptible to some of these adverse economic effects than are some of our competitors, which have greater financial and other resources than we do.

Terrorism and the war in Iraq may have a material adverse effect on our operating results.

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

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive offices of the Company are located at: 9780 E Avenue, Hesperia, California 92345. Its telephone number is (760) 244-8787.

The Company leases office spaces and manufacturing fields from its principal stockholders on a month-to-month basis in Hesperia, California and Pahrump, Nevada. Monthly rentals under the leases are $2,000 and $2,556, respectively. Rental expense charged to operations during the year ended December 31, 2003 is $31,667.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders in the forth quarter of fiscal 2003. However, on January 20, 2003, we received a majority consent of our stockholder, in lieu of a special stockholders meeting, to approve the terms and conditions of the Merger between the Company and Hesperia Holding Corp. Under the terms of the Merger Agreement, the following occurred on March 26, 2003:

  Hesperia Holding Corp. merged with Saveyoutime.com, Inc.;

  Saveyoutime.com, Inc. changed its name to Hesperia Holding, Inc.

  Hesperia Holding, Inc. issued 10,415,845 shares of common stock to the stockholders of Hesperia Holding Corp. in exchange for their shares outstanding of Hesperia Holding Corp. in a transaction exempted under Rule 3(a)(10) of the Securities Act;

  The sole stockholder of Hesperia Holding, Inc. cancelled 6,454,370 shares of common stock held by the sole stockholder;

  The sole director and officer of Hesperia Holding, Inc., on April 10, 2003, approved Donald M. Shimp, Mark Presgraves, and Fred Smith to the board of directors.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

(a) Market Information

Since December 4, 2003, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "HSPR". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 16, 2004, the bid price was $1.01 and the ask price was $1.20 per share.

The following table sets high and low prices for our common stock since the Company started trading on December 4, 2003 as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2003 (1)
	High	Low
1st Quarter	0.00	0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.88	0.88

(1) On December 4, 2003, we became eligible to participate in the OTC Bulletin Board. Prices for our common stock are published on the OTC Bulletin under the trading symbol "HSPR".

(b) Holders of Common Stock

As of February 29, 2004, we had approximately 48 stockholders of record of the 11,538,117 shares of common stock we have issued and outstanding.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

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

  A toll-free telephone number for inquiries on disciplinary actions;

  Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

  Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

  The bid and offer quotations for the penny stock;

  The compensation of the broker-dealer and its salesperson in the transaction;

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

In April 2003, the Company issued 30,000 shares of its common stock in a private placement to an accredited investor pursuant to an exemption provided by Regulation D-506 of the Securities Act, in exchange for $30,000, net of costs and fees.

Issuances to Officers and Directors and certain Employees

In November 2003, the Company issued an aggregate of 1,015,000 shares to officers and consultants for services rendered. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The shares were issued at the time that the Company did not have a historical market price for its common stock and the Company had a substantial negative book value and therefore were recorded at the par value, ($0.001) per share, of the common stock.

Subsequent issuances after year-end

Issuances to Consultants

On January 10, 2004, the board of directors consented to the issuance of 27,272 shares of the Company's restricted common stock to IR Plus, Inc for services that were performed under a Consulting Agreement entered into on April 10, 2003 between the Company and IR Plus, Inc. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. (The IR Plus agreement was filed as Exhibit 10 to a Form 8-K filed on February 6, 2004).

On March 15, 2004, the Company issued 150,000 shares of the Company's restricted common stock to TheSUBWAY.com for services that they will perform under a Consulting Agreement entered into on March 12, 2004. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. (The SUBWAY.com agreement is filed herewith as Exhibit 10)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

  stock-based compensation.

  revenue recognition

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of December 31, 2003 was $190,678.

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

As a result of the "blank check" status of Saveyoutime.com, Inc., and the insignificance of Saveyoutime financials, the financial statements presented for the period from January 1, 2003 through April 10, 2003 and for the year ending December 31, 2002 are of Hesperia Holding Corp. As a result of: the lack of operations of Hesperia Holding, the presentation of financial information is primarily of Hesperia Truss, as all operations are being conducted through Hesperia Truss.

Results of Operations for the Years Ended December 31, 2003 and 2002 Compared.

	Year Ended December 31, 2003	Year Ended December 31, 2002
Revenues	$ 8,141,656	$ 6,488,950

Cost of Goods Sold	6,755,636	5,157,841

Operating Expenses	2,052,047	1,163,755

Other Expense	11,435	4,127

Net Income (Loss)	$ (677,462)	$ 163,227

Revenue

			Increase/(decrease)
	2003	2002	$	$
For the year ended December 31:
Revenue	$ 8,141,656	$ 6,488,950	$ 1,652,706	25%

Revenues for the year ended December 31, 2003 were $8,141,656 compared to revenues of $6,488,950 in the year ended December 31, 2002. This resulted in an increase in revenues of $1,652,706, or 25%, from $6,488,950 in the same period one year ago. The increase in revenues was due to increased market activity with the growth from in the tract home building market.

Cost of goods sold/Gross profit percentage of revenue

			Increase/(decrease)
	2003	2002	$	$

For the year ended December 31:
Cost of goods sold	$6,755,636	$5,157,841	$1,597,795	31%

Gross profit % of revenue	17%	21%

Cost of goods sold for the year ended December 31, 2003 was $6,755,636, an increase of $1,597,795, or 31%, from $5,157,841 for the same period ended December 31, 2002. The increase in cost of goods sold was primarily due to the increase in revenues and sales in the tract home building market coupled with a significant increase in truss manufacturing materials.

Gross profit as a percentage of revenue decreased from 21% for year ended December 31, 2002 to 17% for the year ended December 31, 2003. The reduction in gross profit margin was due to a higher workers compensation insurance costs and a significant increase in material costs.

Selling, General and Administrative expenses

			Increase/(decrease)
	2003	2002	$	$

For the year ended December 31:
Selling, General & Administrative expenses	$ 1,987,069	$ 1,122,916	$ 864,153	77%

General and administrative expenses were $1,987,069 for the year ended December 31, 2003 versus $1,122,916 for the year ended December 31, 2002, which resulted in an increase of $864,153 or 77%. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance. The Company issued $264,000 in equity for services in entering the publicly traded market.

Net Income (Loss)

			Increase/(decrease)
	2003	2002	$	$

For the year ended December 31:
Net Income (loss)	$ (677,462)	$ 163,227	$ (840,689)	(515%)

The net loss for the year ended December 31, 2003 was $677,462, versus a net income of $163,227 for the year ended December 31, 2002, a change in net loss of $840,689 or 515%. The substantial increase in the net loss was primarily due to the substantial increase in Selling, General and Administrative expenses.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Liquidity and Capital Resources at December 31, 2003 Compared with December 31,2002.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

	December 31, 2003	Pro Forma December 31, 2002(1)
Total Assets	$676,619	$702,481

Accumulated Deficit	$(1,259,934)	$(582,472)

Stockholders' Equity (Deficit)	$(679,608)	$(370,799)

(1) The financials comparison for the year end December 31, 2002 uses the pro forma financials after the completion of the merger between the Company and Hesperia Holding Corp.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-KSB.

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

The Company engaged Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford Stefanou Mirchandani") as its certifying accountant as of July 17, 2003 for the Company's fiscal year ending December 31, 2003. The Company had not consulted with Russell Bedford Stefanou Mirchandani prior to Russell Bedford Stefanou Mirchandani's retention on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Our officers and directors have the responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control, therefore, extends to policies, plans, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our officers and directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our officers and directors concluded that, our disclosure controls and procedures were effective.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On April 10, 2003, concurrent with closing of the merger, Anthony N. DeMint, our then sole officer and director appointed Donald Shimp, Mark Presgraves and Fred Smith as new directors of the Company and subsequently resigned as an officer and director.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name and Address	Age	Position Held
Donald Shimp	47	Chief Executive Officer, President, Director
Mark Presgraves	43	Secretary/Treasurer, Director
Steve Chaussy	50	Chief Financial Officer
Fred Smith	42	Director

Duties, Responsibility and Experience

Donald Shimp, CEO, President and Director. Mr. Shimp was the Chief Executive Officer, President, and Director of Hesperia Holding Corp. since its formation in 2002, and has been an officer and director of Hesperia Truss since 1996. Prior to being a co-founder of Hesperia Truss, Mr. Shimp worked for Brown and Honeycutt in the truss manufacturing business.

Mark Presgraves, Secretary/Treasurer and Director. Mr. Presgraves was the Secretary, Treasurer and Director of Hesperia Holding Corp. since its formation in 2002, and has also been an officer and director of Hesperia Truss since 1996. Prior to being a co-founder of Hesperia Truss, Mr. Presgraves worked for Brown and Honeycutt in the truss manufacturing business.

Steve Chaussy, CPA, CFO. Mr. Chaussy was the Chief Financial Officer of Hesperia Holding Corp. since June, 2003. Prior to working for Hesperia Holding Corp, Mr. Chaussy worked with a number of public companies in both the financial reporting and management and operational development areas. In addition, Mr. Chaussy has worked in a number of larger private corporations performing a number of functions from CFO to international business development.

Fred Smith, Director. Mr. Smith was the a Director of Hesperia Holding Corp. since its formation in 2002, has worked for Hesperia Truss as a director since 2000 and Vice President of Investor Relations since 1999. Mr. Smith handled all matters involving the Company's capital concerns, marketing approach, going public and new stockholders relations. Prior to Hesperia Holding Corp, Mr. Smith worked as an independent stock broker.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Hesperia Holding, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Hesperia Holding, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2003, the officers and directors did file all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only two officers and three directors operating as the management for the Company in 2003. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

ITEM 10. EXECUTIVE COMPENSATION

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

Executive Compensation

The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2001, 2002 and 2003. The remuneration described in the table represents compensation received from Hesperia Truss and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table
		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (Consulting)	Restricted Stock	Options	Others
Donald Shimp	2003	$116,000	0	0	0	0	0
President, CEO	2002	$104,000	0	0	0	0	0
	2001	$119,500	0	0	0	0	0

Mark Presgraves	2003	$116,000	0	0	0	0	0
Secretary/Treasurer	2002	$104,000	0	0	0	0	0
	2001	$119,500	0	0	0	0	0

Steve Chaussy (1)	2003	$54,000	0	0	500,000(2)	0	0
CFO	2002	0	0	0	0	0	0
	2001	0	0	0	0	0	0

Fred Smith	2003	$70,038	0	0	500,000(2)	0	0
Director	2002	$48,986	0	0	0	0	0
	2001	$43,100	0	0	0

  Steve Chaussy was hired as CFO on June 18, 2003.

  In November 2003, the Company agreed to issued 500,000 shares to Steve Chaussy and 500,000 shares to Fred Smith for services rendered. The shares were issued at the time that the Company did not have a historical market price for its common stock and the Company had a substantial negative book value and therefore were recorded at the par value of the common stock.

  Prior to the merger with Saveyoutime, Anthony DeMint was our sole officer and director and did not receive compensation.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on February 29, 2004 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 11,538,117 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Holder (1)	Number of Shares	Percent Of Class (2)
Donald Shimp CEO, President and Chairman	4,582,000	40%

Mark Presgraves Secretary/Treasurer and Director	4,582,000	40%

Fred Smith Director	761,672	6%

Steve Chaussy Chief Financial Officer	500,000	4%
All Directors & Officers as a Group	10,425,672	90%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. Address for the persons listed in the table is care of the Company.

  Figures are rounded to the nearest percentage.

Securities authorized for issuance under equity compensation plans.

We currently do not have any compensation plans under which our equity securities are authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Facilities

HTI occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of our directors and majority stockholders, Mark Presgraves and Donald Shimp. We rent the facility and surrounding land for $24,000 per year.

Loans Payable/Receivable

Significant stockholders of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at December 31, 2003 was $235,825. The stockholders agreed not to demand any payments for funds personally advanced to the Company until fiscal year 2005. Additionally, the Company has advanced funds to an employee and the outstanding balance was $650 as of December 31, 2003.

During the year ended December 31, 2003, the Company's principal stockholders paid office expenses on the Company's behalf in a total amount of $73,637. The Company has accounted for the expenses paid by stockholders as additional paid-in capital. Two of the Company's principal stockholders also legally released the Company's obligation for $31,224 and $75,807 of accrued interest due to the stockholders during the year ended December 31, 2003 and 2002, respectively. The Company has accounted for the interest forgiveness as other income as shown in the accompanying financial statements.

The Company leases office spaces and manufacturing fields from its principal stockholders on a month-to-month basis in California and Nevada (See Note K to the Financial Statements).

Corporate Reacquisition of Stock

On June 14, 2000, HTI entered into an Agreement for the Corporate Reacquisition of Stock to purchase 1,000 shares of common stock from Donald Keith Jones, one of the co-founders of HTI. As consideration for Mr. Jones' shares and a covenant to not compete with HTI for a period of 4 years, HTI agreed to compensate Mr. Jones with $480,000, plus pay for automobile insurance coverage for Mr. Jones for the operation of a certain 1999 Ford Taurus, which ended on June 14, 2003.

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

Mr. Jones has received $296,027 pursuant to the terms of this agreement, with a balance due of $51,463 to be paid through July 2, 2004 at the rate of $2,000 per week.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

1. Financial Statements:

A. INDEX TO HESPERIA HOLDING, INC. FINANCIAL STATEMENTS

1. Report of Independent Certified Public Account                                 F-1

2. Financial Statements:

Balance Sheet                                                                             F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statement of Deficiency in Stockholders'

Equity F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                             F-6 - F-15

2. During the fiscal year ended December 31, 2003, the Company filed the following 8-Ks.

a) Form 8-K filed on January 28, 2003 - Merger Between Hesperia Holding, Inc. and Hesperia Holding Corp.

b) Form 8-K filed on August 7, 2003 - Auditor Change

c) Form 8-K/A filed on September 17, 2003 - Pro Forma Financials filed as a result of the merger between Hesperia Holding, Inc. and Hesperia Holding Corp.

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K.

a.) Form 8-K filed on February 6, 2004 - Regarding Trading on the OTC:BB and a Consulting Agreement between the Company and IR Plus, Inc.

4. Exhibits

Exhibit Number	Description
(1)	N/A
(2)***	Agreement and Plan of Merger between Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp.
(3)(i)	Articles of Incorporation
(a)**	Articles of Incorporation
(b)**	Certificate of Merger
(3)(ii)**	Bylaws
(a) Bylaws
(4)**	Instruments defining the rights of security holders:
(4)(i)**	(a) Articles of Incorporation
** **	(b) Bylaws (c) Stock Certificate Specimen
(10-1)*	Consulting Agreement Between the Company and TheSUBWAY.com
(10-2)****	Consulting Agreement between the Company and IR Plus, Inc.
(11)*	Contained in the Notes to the Financial Statements (filed herewith)

(31-1)*	Certification for Donald Shimp pursuant to Section 302 of Sarbanes-Oxley Act of 2002
(31-2)*	Certification for Steve Chaussy pursuant to Section 302 of Sarbanes-Oxley Act of 2002
(32-1)*	Certification for Donald Shimp pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(32-2)*	Certification for Steve Chaussy pursuant to Section 906 of Sarbanes-Oxley Act of 2002

________________________

* Filed herewith

** Incorporated by reference in Form 10-SB filed March 24, 2000

*** Incorporated by reference in Form 8-K filed January 28, 2003

**** Incorporated by reference in Form 8-K filed February 6, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP, and Beckstead and Watts, LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $15,375 and $18,000 respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HESPERIA HOLDING, INC.

By:/s/ Donald Shimp

     Donald Shimp, CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald Shimp	CEO, President and Director	March 25, 2004
Donald Shimp

/s/ Mark Presgraves	Secretary/Treasurer and Director	March 25, 2004
Mark Presgraves

/s/ Steve Chaussy	Chief Financial Officer	March 25, 2004
Steve Chaussy

/s/ Fred Smith	Director	March 25, 2004
Fred Smith

HESPERIA HOLDING, INC.

Index to Financial Statements

RUSSELL BEDFORD Stefanou MIRCHANDANI LLP

Certified Public Accountants

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Hesperia Holding, Inc.

Hesperia, California

We have audited the accompanying consolidated balance sheet of Hesperia Holding, Inc. and its subsidiaries (the "Company"), as of December 31, 2003 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. The accompanying financial statements of the Company as of December 31, 2002 were audited by another auditor whose report, dated April 5, 2003, on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

McLean, Virginia

February 20, 2004, except for Note L, which date is March 9, 2004

HESPERIA HOLDING, INC.

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ -
Accounts receivable, net of allowance for doubtful accounts of $9,311	339,897
Inventory (Note C)	163,007
Due from employees (Note H)	650
Total current assets	503,554

Property, plant and equipment, net of accumulated depreciation of $166,337 (Note D)	173,065

Total Assets	$ 676,619

LIABILITIES AND DEFICIENCY IN STOCKHOLDER' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$ 219,856
Accounts payable and accrued liabilities (Note E)	653,418
Deferred revenue (Note A)	190,678
Notes payable, current portion (Note F)	56,450
Total current liabilities	1,120,402

Advances from stockholders (Note H)	235,825
Commitments and contingencies (Note K)	-

Deficiency in stockholders' equity:
Preferred stock, par value; $.001; authorized 5,000,000 shares; none issued and outstanding at December 31, 2003 (Note G)	-
Common stock, par value; $.001, authorized 20,000,000 shares; 11,510,845 shares issued and outstanding at December 31, 2003 (Note G)	11,511
Additional paid-in capital	568,815
Accumulated deficit	(1,259,934)
Total deficiency in stockholders' equity	(679,608)

Total liabilities and deficiency in stockholders' equity	$ 676,619

See accompanying notes to consolidated financial statements

HESPERIA HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenues:
Sales, net of returns and allowances	$ 8,141,656	$ 6,488,950

Cost of goods sold	6,755,636	5,157,841

Gross profit	1,386,020	1,331,109

Operating expenses:
Selling, general and administrative	1,987,069	1,122,916
Depreciation (Note D)	64,978	40,839
Total operating expenses	2,052,047	1,163,755

Net operating income (loss)	(666,027)	167,354

Other income (expense)
Interest forgiveness from stockholder (Note H)	31,224	75,807
Interest income (expense), net	(42,659)	(79,934)

Net income (loss) before provision for income taxes	(677,462)	163,227

Provision for income taxes	-	-

Net income (loss)	$ (677,462)	$ 163,227

Earnings (losses) per share, basic and fully diluted (Note J)	$ (0.06)	$ 0.02

Weighted average number of shares outstanding	10,549,809	10,201,845

See accompanying notes to consolidated financial statements

HESPERIA HOLDING, INC.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

	Common Stock	Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2002	10,000,172	$ 10,000	$ -	$ (745,699)	$ (735,699)

Issuance of common stock in exchange for cash at $1.00 per share, net of costs and fees	201,673	202	201,471	-	201,673

Net income	-	-	-	163,227	163,227
Balance at December 31, 2002	10,201,845	$ 10,202	$ 201,471	$ (582,472)	$ (370,799)

Issuance of common stock in exchange for services in January 2003 at $1.00 per share	214,000	214	213,786	-	214,000

Issuance of common stock in connection with merger with Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) in April 2003	10,415,845	10,416	-	-	10,416

Cancellation of Common Stock in connection with merger with Hesperia in April 2003	(10,415,845)	(10,416)	-	-	(10,416)

Common stock retained in reverse merger on April 2003 valued at $1.00 per share	50,000	50	49,950	-	50,000

Issuance of common stock in exchange for cash, net of costs in April 2003 at $1.00 per share	30,000	30	29,970	-	30,000

Operating expenses paid by Company's principal stockholders	-	-	73,638	-	73,638

Issuance of common stock in exchange for services in November 2003 at $0.001 per share	1,015,000	1,015	-	-	1,015

Net loss	-	-	-	(677,462)	(677,462)
Balance at December 31, 2003	11,510,845	$ 11,511	$ 568,815	$ (1,259,934)	$ (679,608)

See accompanying notes to consolidated financial statements

HESPERIA HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash flow from operating activities:
Net income (loss)	$ (677,462)	$ 163,227
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	64,978	40,839
Common stock issued in exchange for services rendered	215,015	-
Common stock retained in connection with reverse merger	50,000	-
Expenses paid by Company's principal stockholders	73,637	-
Interest forgiveness from stockholders	(31,224)	(75,807)
(Increase) decrease in accounts receivable	147,837	(196,983)
(Increase) decrease in other receivables	1,031	(538)
(Increase) decrease in inventories	(112,464)	88,407
Increase (decrease) in cash disbursed in excess of available funds	98,507	93,807
Increase (decrease) in deferred revenue	190,678	-
Increase (decrease) in accounts payable and accrued liabilities, net	294,775	31,338
Net cash provided by operating activities	315,308	144,290

Cash flows from investing activities:
Capital expenditures	(125,192)	(55,902)
Net cash flows used in investing activities	(125,192)	(55,902)
Cash flows from financing activities:
Repayments of line of credit, net	(54,427)	(12,150)
Repayments of stockholder advances, net	(21,400)	(42,769)
Repayments of long-term debt, net	(31,424)	(102,534)
Repayments of other advances, net	(162,537)	-
Payments received for loan to officers	21,064	-
Purchase of treasury stock	-	(104,000)
Proceeds from the sale of common stock, net	30,000	201,673
Net cash (used in) financing activities	(218,724)	(59,780)

Net increase (decrease) in cash and cash equivalents	(28,608)	28,608
Cash and cash equivalents at beginning of year	28,608	-
Cash and cash equivalents at end of year	$ -	$ 28,608

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest	$ 13,295	$ -
Cash paid during the period for income taxes	-	-
Common stock issued in exchange for services rendered	215,015	-
Common stock retained in connection with reverse merger	50,000	-
Interest forgiveness from stockholders	31,224	-
Expenses paid by Company's principal stockholders	73,637	-
Acquisition:
Assets acquired	-	-
Liabilities assumed	-	-
Organization costs	(50,000)	-
Common stock retained in reverse merger	50,000	-
Net cash paid for acquisition	$ -	$ -

See accompanying notes to consolidated financial statements

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

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

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Hesperia Truss, Inc. ("Truss") and Pahrump Valley Truss, Inc. ("PVI"). PVT is currently inactive. Significant intercompany transactions have been eliminated in consolidation.

As shown in the accompanying financial statements, the Company incurred a net loss of $677,462 during the year ended December 31, 2003. The Company's current liabilities exceeded its current assets by $ 616,848 as of December 31, 2003.

In April, 2003, the Company completed a corporate restructure by merging into a publicly-reporting shell corporation (see Note B). As a result of the restructure, the Company incurred significant non-recurring expenses that were charged to operations during the year ended December 31, 2003. In addition, the Company's management took the following steps to restructure its financial position and improve its liquidity:

  The Company's controlling stockholders advanced the Company $ 196,000 subsequent to the date of the financial statements for working capital purposes (see Note L).

  The Company engaged an investment banking firm to pursue equity financing

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of December 31, 2003 was $190,678.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $11,904 and $7,473 of advertising costs for the years ended December 31, 2003 and 2002, respectively.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	5 years
Office equipment	3 years
Manufacturing equipment and vehicles	3 to 10 years
Leasehold improvement	7 years

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2003 and 2002.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and Nevada and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2003.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $677,462 and net income of $163,227 for the year ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company's current liabilities exceeded its current assets by $616,848.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

New Accounting Pronouncements (Continued)

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

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

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

For accounting purposes, Hesperia Holding, Inc. shall be the surviving entity and in accordance with Accounting Principles Opinion No. 16, Saveyoutime.com is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Saveyoutime.com was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses.

Effective with the Agreement, all but 50,000 shares of the previously outstanding common stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned to the Company for cancellation. The value of the 50,000 shares of common stock that were retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. In accordance with SOP 98-5, the Company has expensed $50,000 in the current period as organization costs.

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained	$ 50,000
Excess of liabilities assumed over assets acquired	-
Total consideration paid	$ 50,000

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of trusses available for sale to contract customers along with raw materials and work-in progress.

Components of inventories as of December 31, 2003 are as follows:

Raw materials	$ 71,139
Work-in progress	9,200
Finished goods	82,668
$ 163,007

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2003 consists of the following:

Furniture and fixtures	$ 7,990
Office equipment	16,066
Manufacturing equipment and vehicles	297,994
Leasehold improvement	17,352
Total	339,402
Accumulated depreciation	(166,337)
$ 173,065

Depreciation expense included as a charge to income amounted to $64,978 and $40,839 for the year-ended December 31, 2003 and 2002, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 are as follows:

Accounts payable	$ 369,400
Accrued payroll and payroll taxes	66,835
Accrued sales tax payable - current year	57,970
Accrued sales tax liabilities - prior year	159,213
Total	$ 653,418

During the year ended December 31, 2003, the Company's wholly-owned subsidiary, Hesperia Truss, Inc. ("Truss"), received an assessment of sales tax liabilities from State Board of Equalization in State of California that Truss's reported sales for the period from October 1998 through December 2001 were significantly different from the audited sales amount concluded by the State Board of Equalization. It was determined that Truss has an additional $169,213 of sales tax liabilities, including interest and penalty. The Company has accrued the assessed liabilities and agreed to make payments of $5,000 per week starting December 22, 2003. As of December 31, 2003, the remaining unpaid balance is $159, 213. The Company is vigorously appealing for a re-assessment and is expecting to receive a re-assessment in favor of the Company in the first quarter of 2004.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2003 is as follows:

Note payable to former Company founder in monthly installments of $2,000, non interest bearing ; secured by 1,000 shares of the Hesperia Truss, Inc. stock	$ 51,463
Note payable in monthly installments of $375 including interest at 2.9% per annum; secured by Company transportation equipment; maturity date is in July 2004.	$ 2,312
Note payable in monthly installments of $375 including interest at 7.9% per annum; secured by Company transportation equipment; maturity date is in July 2004.	2,675
56,450
Less: current portion	(56,450)
$ -

NOTE G - CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share. As of December 31, 2003, the Company has no preferred stock issued and outstanding The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2003, the Company has 11,510,845 shares of common stock issued and outstanding.

During the year ended December 31, 2002, Hesperia Holding Corp. the predecessor to the Company issued an aggregate of 201,673 shares in a private placement to accredited investors in exchange for $201,673, net of costs and fees.

In January 2003, Hesperia Holding Corp. issued an aggregate of 214,000 shares of common stock to consultants in exchange for services valued at $1.00 per share, which approximated the fair value of the shares issued during the period the services were completed and rendered. Compensation costs of $214,000 were charged to income during the year ended December 31, 2003.

In April 2003, the sole stockholder of the Saveyoutime.com returned and canceled 6,454,370 shares of Saveyoutime.com common stock and 50,000 shares of the Company's common stock was retained in connection with the Agreement (Note B). The value of the 50,000 shares of common stock was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share and the Company has expensed $50,000 in the current period as organization costs.

Pursuant to the merger agreement, an aggregate of 10,415,845 shares of Hesperia Holdings Corp.'s (predecessor of Hesperia Holding, Inc.) outstanding common stock was returned and exchanged with the 10,415,845 shares of Hesperia Holding, Inc.'s common stock.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE G - CAPITAL STOCK Continued)

In April 2003, the Company issued 30,000 shares of its common stock in a private placement to an accredited investor in exchange for $30,000, net of costs and fees.

In November 2003, the Company issued an aggregate of 1,015,000 shares to officers and consultants for services rendered. The shares were issued at the time that the Company did not have a historical market price for its common stock and the Company had a substantial negative book value and therefore were recorded at the par value of the common stock.

NOTE H - RELATED PARTY TRANSACTIONS

Significant stockholders of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at December 31, 2003 is $235,825. The stockholders agreed not to demand any payments for funds personally advanced to the Company until fiscal year 2005. Additionally, the Company has advanced funds to an employee and the outstanding balance is $650 as of December 31, 2003.

During the year ended December 31, 2003, the Company's principal stockholders paid office expenses on the Company's behalf in a total amount of $73,637. The Company has accounted the expenses paid by stockholders as additional paid-in capital. Two of the Company's principal stockholders also legally released the Company's obligation for $31,224 and $75,807 of accrued interest due to the stockholders during the year ended December 31, 2003 and 2002, respectively. The Company has accounted the interest forgiveness as other income as shown in the accompanying financial statements.

The Company leases office spaces and manufacturing fields from its principal stockholders on a month-to-month basis in California and Nevada (Note K).

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

From inception through the date of the merger the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay federal corporate income taxes on its taxable income and is not allowed a net operating loss carryover or carry back as a deduction. Instead, the stockholders are liable for individual federal income taxes on their respective shares of taxable income or include their respective shares of the Company's net operating loss in their individual income tax returns.

As a result of the merger, the Company terminated its Subchapter S status.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE I - INCOME TAXES (Continued)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $677,000, which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $230,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

Non-Current:
Net operating loss carry forward	$ 230,000
Valuation allowance	(230,000)
Net deferred tax asset	$ -

NOTE J - EARNINGS (LOSSES) PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

	2003	2002
Net income (loss) available for common stockholders	$ (677,462)	$ 163,227
Basic and fully diluted loss per share	$ (0.06)	$ 0.02
Weighted average common shares outstanding	10,549,809	10,201,845

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leases office spaces and manufacturing fields from its principal stockholders on a month-to-month basis in Hesperia, California and Pahrump, Nevada. Monthly rentals under the leases are $2,000 and $2,556, respectively. Rental expense charged to operations during the year ended December 31, 2003 is $31,667.

Major Suppliers

Purchases from the Company's four major suppliers approximated $2,709,970 or 65% of total purchases for the year ended December 31,2003. Purchases from the Company's four major suppliers approximated $2,240,213 or 73% of total purchases for the year ended December 31, 2002.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

HESPERIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

NOTE L - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, significant stockholders of the Company have advanced an aggregate of $196,000 to the Company for working capital purposes. No formal repayment terms exist.