Form 10QSB
period 2004-03-31
HESPERIA HOLDING INC
filed 2004-05-17
CIK 1109329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

Commission file number 000-30085

HESPERIA HOLDING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-04553327
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9780 E. Avenue
Hesperia, California	92345
(Address of Principal Executive Offices)	(Zip Code)

(760) 244-8787

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2004 was 11,788,117 shares.

Transitional Small Business Disclosure Format (check one):

Yes ______ No ___X___

ITEM 1. FINANCIAL STATEMENTS

Hesperia Holding, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2004	(Audited) December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Accounts receivable, net of allowance for doubtful accounts of $21,116 and $9,311 at March 31, 2004 and December 31, 2003, respectively	395,350	339,897
Inventories (Note F)	213,581	163,007
Due from employees (Note E)	-	650
Total current assets	608,931	503,554

Property, Plant and equipment, net of accumulated depreciation of $185,189 and $166,337 at March 31, 2004 and December 31, 2003, respectively	273,771	173,065
Total assets	$ 882,702	$ 676,619

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$ 219,826	$ 219,856
Accounts payable and accrued liabilities	717,674	653,418
Deferred revenue	254,218	190,678
Notes payable, current portion (Note C)	38,712	56,450
Notes payable to stockholders, current portion (Note C and E)	83,418	-
Advances from related parties (Note E)	25,325	-
Total current liabilities	1,339,173	1,120,402
Long Term Liabilities:
Advances from related parties (Note E)	-	235,825
Notes payable, long-term portion (Note C)	45,352	-
Notes payable to stockholders, long-term portion (Note C and E)	322,582	-
Total long term liabilities	367,934	235,825

Commitments and contingencies	-	-

(Deficiency) in stockholders' equity:
Preferred stock, par value; $.001; authorized 5,000,000 shares; none issued and outstanding as of March 31, 2004 and December 31, 2003 (Note D)	-	-
Common stock, par value; $.001, authorized 20,000,000 shares; 11,788,117 and 11,510,845 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively (Note D)	11,788	11,511
Additional paid-in capital	833,538	568,815
Accumulated deficit	(1,669,731)	(1,259,934)
Total (deficiency) in stockholders' equity	(824,405)	(679,608)
Total liabilities and (deficiency) in stockholders' equity	$ 882,702	$ 676,619

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2004	2003

Revenue, net	$ 2,241,236	$ 1,704,886

Cost of goods sold	1,837,052	1,129,409

Gross Profit	404,184	575,477

Operating Expenses:
Selling, general, and administrative	792,906	427,903
Depreciation	18,852	13,114
Total Operating Expenses	811,758	441,017

Income (Loss) from Operations	(407,574)	134,460

Other income (expense)
Interest income	307	14
Interest expense	(2,530)	-

(Loss) Income Before Provision for Income Taxes	(409,797)	134,474

Provision for income taxes	-	-

Net (Loss) Income	$ (409,797)	$ 134,474

(Loss) Income per share (basic and fully diluted)	$ (0.04)	$ 0.01

Basic and diluted weighted average number of shares outstanding	11,552,503	10,201,845

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flow from operating activities:
Net income (loss)	$ (409,797)	$ 134,474
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Provision for sales returns and allowances	11,805	-
Depreciation	18,852	13,114
Common stock issued in exchange for services rendered (Note D)	210,285	-
(Increase) in accounts receivable, net	(67,258)	(124,419)
Decrease in other receivables	650	125
(Increase) in inventories	(50,574)	-
(Decrease) in cash disbursed in excess of available funds	(30)	68,917
Increase in deferred revenue	63,540	-
Increase (decrease) in accounts payable and accrued liabilities	118,973	(40,696)
Net cash provided by (used in) operating activities	(103,554)	51,515

Cash flows from investing activities:
Capital expenditures	(62,910)	(25,927)
Net cash (used in) investing activities	(62,910)	(25,927)

Cash flows from financing activities:
Proceeds from related party advances, net of repayments	25,000	(2,002)
Proceeds from notes payable-stockholders, net of repayments	170,500	-
Payments for notes payable	(29,036)	(46,586)
Net cash provided by (used in) financing activities	166,464	(48,588)

Net decrease in cash and cash equivalents	-	(23,000)
Cash and cash equivalents at beginning of period	-	28,608
Cash and cash equivalents at end of period	$ -	$ 5,608

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest	$ 2,530	$ -

Cash paid during the period for income taxes	$ -	$ -

Non Cash Investing and Financing Activities:
Expenses paid by Company's principal stockholders	-	-
Notes payable issued in connection with purchase of property and equipment (Note C)	$ 58,512	$ -
Repayment of notes payable in connection with purchase of property and equipment (Note C)	$ 1,865	$ -
Common stock issued in exchange for services rendered (Note D)	$ 210,285	$ -
Common stock issued in exchange for accrued service fees (Note D)	$ 54,715	$ -

See accompanying notes to the unaudited condensed consolidated financial information.

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Hesperia Holding, Inc. (the "Company") was formed on March 3, 2000 under the laws of the State of Nevada as Saveyoutime.com, Inc. ("SYC"). Hesperia Holding, Inc. is engaged in the business of manufacturing and distributing trusses for residential home builders. On April 10, 2003, SYC, an inactive publicy registered shell corporation with no significant assets or operations organized under the laws of Nevada, entered into an Agreement and Plan of Merger ("Agreement") with Hesperia Holding Corp. a California Corp. ("HHC"). As a result of the acquisition, HHC is the surviving entity and SYC is the acquiring entity. As a part of the merger, SYC changed its name to Hesperia Holding, Inc. (see Note B).

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Hesperia Truss, Inc. ("Truss") and Pahrump Valley Truss, Inc. ("PVT"). PVT is currently inactive. Significant intercompany transactions have been eliminated in consolidation.

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

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2004

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company's financial statements.

The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenues as of March 31, 2004 and December 31, 2003 are $254,218 and $190,678, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2004.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2004

(UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On April 10, 2003, SYC entered into an Agreement and Plan of Merger ("Agreement") with Hesperia Holding Corp. a California Corp. ("HHC"). Saveyoutime.com, Inc. ("Saveyoutime.com"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Nevada. As a result of the acquisition, there was a change in control of the public entity. As part of the merger, Saveyoutime.com changed its name to Hesperia Holding, Inc.

For accounting purposes, HHC is the surviving entity and Saveyoutime.com is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Saveyoutime.com was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses.

Effective with the Agreement, all but 50,000 shares previously outstanding common stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned to the Company for cancellation. The value of the 50,000 shares of common stock that were retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. In accordance with SOP 98-5, the Company expensed $50,000 as organization costs.

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained	$ 50,000
Excess of liabilities assumed over assets acquired	-
Total consideration paid	$ 50,000

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2004

(UNAUDITED)

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Notes payable to stockholders in weekly installments of $574 including interest at 6% per annum, unsecured; maturity date is in April 2008. (Note E)	$ 106,000	$ -
Notes payable to stockholders in weekly installments of $1,623 including interest at 6% per annum, unsecured; maturity date is in April 2008. (Note E)	300,000	-
Note payable to former Company founder in weekly installments of $2,000; non interest bearing; secured by interest in subsidiary; maturity date is in June 2004	25,463	51,463
Note payable in monthly installments of $514 including interest at 1.9% per annum; secured by transportation equipment; maturity date is in January 2009	28,428	-
Note payable in monthly installments of $510 including interest at 1.9% per annum; secured by transportation equipment; maturity date is in January 2009	28,220	-
Note payable in monthly installments of $375 including interest at 2.9% per annum; secured by transportation equipment; maturity date is in July 2004.	864	2,312
Note payable in monthly installments of $375 including interest at 7.9% per annum; secured by transportation equipment; maturity date is in July 2004.	1,088	2,675
	490,063	56,450
Less: current portion	(122,130)	(56,450)
	$ 367,933	$ -

NOTE D - CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has 11,788,117 and 11,510,845 shares of common stock issued and outstanding.

In January 2004, the Company issued 27,272 shares of common stock to a consultant in exchange for service fees of $15,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2004

(UNAUDITED)

NOTE D - CAPITAL STOCK (Continued)

In March 2004, the Company issued an aggregate of 250,000 shares of common stock to consultants in exchange for $195,285 of service fees and $54,715 of accrued services fees. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE E - RELATED PARTY TRANSACTIONS

The Company leases office spaces and manufacturing fields from its principal stockholders on a month-to-month basis in California and Nevada.

The Company has advanced funds to an employee and the outstanding balance is $650 as of December 31, 2003. The Employee repaid the amount in full to the Company as of March 31, 2004.

Significant stockholders of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at December 31, 2003 is $235,825. The stockholders agreed not to demand any payments for funds personally advanced to the Company until fiscal year 2005. During the three-month period ended March 31, 2004, the stockholders advanced additional $173,000 to the Company for working capital purpose. The Company repaid $2,500 to the stockholders in January 2004. On March 31, 2004, the Company entered into two formal note agreements with the stockholders and $406,000 of outstanding balance of advances from stockholders are converted into two promissory notes in the amount of $300,000 and $106,000 (Note C). The remaining $325 of advances that was not converted to notes payable are paid in full subsequently to the date of financial statements.

During the period ended March 31, 2004, one of the Company's officers has advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at March 31, 2004 is $25,000. No formal repayment terms or arrangements exist.

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of trusses available for sale to contract customers along with raw materials and work-in progress.

Components of inventories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Raw materials	$ 99,930	$ 71,139
Work-in progress	47,088	9,200
Finished goods	66,563	82,668
	$ 213,581	$ 163,007

Item 2. Management's Discussion and Analysis

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

  stock-based compensation

  revenue recognition

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of March 31, 2004 was $254,218.

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

Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenues	$ 2,241,236	$ 1,704,886

Cost of Goods Sold	(1,837,052)	(1,129,409)

Operating Expenses	(811,757)	(441,017)
Other Income	307	14
Other Expense	(2,530)	-
Net Income (Loss)	$ (409,797)	$ 134,474

Revenue

			Increase/(decrease)
	2004	2003	$	%
For the three months ended March 31:
Revenue	$ 2,241,236	$ 1,704,886	$ 536,350	31%

Revenues for the three months ended March 31, 2004 were $2,241,236 compared to revenues of $1,704,886 in the three months ended March 31, 2003. This resulted in an increase in revenues of $536,350, or 31%, from $1,704,886 in the same period one year ago. The increase in revenues was due to increased market activity with the growth from the tract home building market.

Cost of goods sold/Gross profit percentage of revenue

			Increase/(decrease)
	2004	2003	$	%
For the three months ended March 31:
Cost of goods sold	$ 1,837,052	$ 1,129,409	$ 707,643	63%

Gross profit % of revenue	18%	34%

Cost of goods sold for the three months ended March 31, 2004 was $1,837,052, an increase of $707,643, or 63%, from $1,129,409 for the three months ended March 31, 2003. The increase in cost of goods sold was primarily due to the increase in revenues and sales in the tract home building market coupled with a significant increase in truss manufacturing materials.

Gross profit as a percentage of revenue decreased from 34% for the three months ended March 31, 2003 to 18% for the three months ended March 31, 2004. The reduction in gross profit margin was due to a higher workers compensation insurance costs and a significant increase in material costs.

Selling, General and Administrative expenses

			Increase/(decrease)
	2004	2003	$	%

For the three months ended March
Selling, General & Administrative expenses	$ 792,906	$ 427,903	$ 365,003	85%

General and administrative expenses were $792,906 for the three months ended March 31, 2004 versus $427,903 for the three months ended March 31, 2003, which resulted in an increase of $365,003 or 85%. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance. Stock based compensation paid to consultants and professionals reflective in the Selling, General & Administrative expense for the quarter ended March 31, 2004 amounted to $210,285.

Net Income (Loss)

			Increase/(decrease)
	2004	2003	$	%

For the three months ended March
Net Income (loss)	$ (409,797)	$ 134,474	$ (544,271)	(405%)

The net loss for the three months ended March 31, 2004 was $409,797, versus a net income of $134,474 for the three months ended March 31, 2003, a change in net loss of $544,271 or 405%. The significant part of the net loss was primarily due to the substantial increase in Selling, General and Administrative expenses.

Liquidity and Capital Resources at March 31, 2004 Compared with December 31,2003.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

	March 31, 2004	December 31, 2003
Total Assets	$882,702	$676,619

Accumulated Deficit	$(1,669,731)	$(1,259,934)

Stockholders' Equity (Deficit)	$(824,405)	$(679,608)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. For the quarter ended March 31, 2004; principal stockholders assisted in meeting the working capital requirements with loans totalling $198,000. We are seeking financing in the form of equity in order to provide necessary working capital for our operations. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting our operations and development to the level of capitalization, management believes it has sufficent capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on our revenues and operating results was not significant. The Company's operations are located in California and Nevada and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Relationships and Related Transactions

Facilities

Hesperia Holding, Inc.'s wholly-owned subsidiary Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of the Company's directors and stockholders, Mark Presgraves and Donald Shimp. The Company rents the facility and surrounding land for $36,000 per year.

Hesperia Holding, Inc.'s second wholly-owned subsidiary, Pahrump Valley Truss, Inc (PVT) originally leased a 5 acre plot of land in Pahrump, Nevada which was owned by three of the Company's directors and stockholders, Mark Presgraves, Donald Shimp, Fred Smith and one officer, Steve Chaussy. The Company rented the land for approximately $31,000 per year. Effective April 1, 2004. The Company relocated PVT's location to a leased facility with a two year lease with payments of $54,000 per year payable in monthly increments.

Loans Payable/Receivable

The Company had outstanding loans payable to Donald Shimp, Mark Presgraves and Steve Chaussy; the Company's current President, Secretary and Treasurer and Chief Financial Officers, respectively in the amount of $431,325 as of March 31, 2004.

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

At the time of the execution of the Agreement, Mr. Jones had received from HTI $35,838.58 in cash and a corporate asset (1999 Ford Taurus) valued at $20,698.95 leaving $423,463.37 to be paid by HTI over the following 4-year period in the form of a Secured Promissory Note. The shares of common stock purchased by HTI were pledged as security for payments due under the Note. Such payments are payable in weekly installments in the amount of $2,000, with the first payment being made on June 16, 2000 and the last payment due on July 2, 2004.

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

Mr. Jones has received $398,000 pursuant to the terms of this agreement, with a balance due of $25,463 to be paid through July 2, 2004 at the rate of $2,000 per week.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

WE ARE UNCERTAIN WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL NECESSARY TO CONTINUE OUR BUSINESS.

We incurred a net loss for the year ended December 31, 2003 of $677,462, and for the period ended March 31, 2004 of $409,797. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

We will depend almost exclusively on outside capital to pay for the deficit in our working capital. Such outside capital may include the sale of additional stock, loans from our officers and directors, and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common shares are currently listed for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

BECAUSE OUR COMMON STOCK IS DEEMED A LOW-PRICED "PENNY" STOCK, AN INVESTMENT IN OUR COMMON STOCK SHOULD BE CONSIDERED HIGH RISK AND SUBJECT TO MARKETABILITY RESTRICTIONS.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Item 3. Controls and Procedures

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company . These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Don Shimp, our President and Steve Chaussy, our Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Shimp and Mr. Chaussy concluded our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On January 10, 2004, we issued 27,272 shares of restricted common stock to IR Plus, Inc for services that were performed under a Consulting Agreement entered into on April 10, 2003 between the Company and IR Plus, Inc. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. (The IR Plus agreement was filed as Exhibit 10 to a Form 8-K filed on February 6, 2004).

On March 15, 2004, the Company issued 150,000 shares of restricted common stock to TheSUBWAY.com for services that they will perform under a Consulting Agreement entered into on March 12, 2004. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. (The SUBWAY.com agreement was filed as Exhibit 10 to the Form 10-KSB filed on March 29, 2004)

On March 31, 2004, the Company issued 100,000 shares of its $0.001 par value common stock valued at $100,000 for legal services. The shares issued were unrestricted pursuant to an S-8 Registration filed with the SEC on March 31, 2004.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

Ex 31 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex 32 -Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

a) Form 8-K filed on February 6, 2004 - Cleared for Trading on the OTC Bulletin Board and Consulting agreement with IR Plus, Inc.

Form 8-K filed Subsequent to quarter end

a) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HESPERIA HOLDING, INC.

(Registrant)

By:/s/ Donald Shimp

Donald Shimp, President

By:/s/ Steve Chaussy

Steve Chaussy, Chief Financial Officer

Date: May 14, 2004