Form 10QSB
period 2004-06-30
HESPERIA HOLDING INC
filed 2004-08-23
CIK 1109329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Yes     X     No _____

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2004 was 11,810,617 shares.

Transitional Small Business Disclosure Format (check one):

Yes ______ No    X

ITEM 1. FINANCIAL STATEMENTS

Hesperia Holding, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2004	(Audited) December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Accounts Receivable, net of allowance for doubtful accounts of $46,786 and $9,311 at June 30, 2004 and December 31, 2003, respectively	555,374	339,897
Inventory (Note F)	204,168	163,007
Other receivable	5,010	-
Due from Employees (Note E)	-	650
Total current assets	764,552	503,554

Property and equipment, net of accumulated depreciation of $202,775 and $166,337 at June 30, 2004 and December 31, 2003, respectively	292,129	173,065

	$ 1,056,681	$ 676,619

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds	$ 279,299	$ 219,856
Accounts payable and accrued liabilities	1,055,430	653,418
Deferred revenue (Note A)	375,406	190,678
Notes payable, current portion (Note C)	11,352	56,450
Notes payable to related parties, current portion (Note C and E)	93,419	-
Advances from related parties (Note E)	94,069	-
Total current liabilities	1,908,975	1,120,402

Long-term liabilities:
Advances from related parties (Note E)	-	235,825
Notes payable, long-term portion (note C)	42,494	-
Notes payable to related parties, long-term portion (Note C and E)	298,700	-
Total long-term liabilities	341,194	235,825

(Deficiency in) Stockholders Equity:
Preferred stock, par value; $.001; authorized 5,000,000 shares; none issued and outstanding at June 30, 2004 and December 31, 2003 (Note D)	-	-
Common stock, par value; $.001, authorized 20,000,000 shares; 11,810,617 and 11,510,845 shares issued and outstanding at June 30,2004 and December 31, 2003, respectively (Note D)	11,811	11,511
Additional paid-in capital	841,391	568,815
Accumulated deficit	(2,046,690)	(1,259,934)
Total (deficiency in) stockholders' equity	(1,193,488)	(679,608)
Total liabilities and (deficiency in) stockholders' equity	$ 1,056,681	$ 676,619

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Revenues:
Sales, net	$ 3,126,550	$ 2,354,436	$ 5,367,786	$ 4,059,322

Cost of goods sold	2,668,944	1,725,797	4,505,996	2,958,659

Gross profit	457,606	628,639	861,790	1,100,663

Operating expenses:
Selling, general and administrative	805,928	752,541	1,598,833	1,076,991
Depreciation	22,086	26,052	40,938	39,166
Total operating expenses	828,014	778,593	1,639,771	1,116,157

(Loss) from operations	(370,408)	(149,954)	(777,981)	(15,494)

Other income (expense):
Debt forgiveness	-	31,224	-	31,224
Interest income (expense), net	(6,552)	(19,092)	(8,775)	(19,078)
Total other income (expense)	(6,552)	12,132	(8,775)	12,146

Net (loss) before provision for income taxes	(376,960)	(137,822)	(786,756)	(3,348)

Provision for income taxes	-	-	-	-

Net (loss)	$ (376,960)	$ (137,822)	$ (786,756)	$ (3,348)

Loss per share (basic and fully diluted)	$ (0.03)	$ (0.01)	$ (0.07)	$ (0.00)

Basic and diluted weighted average number of shares outstanding	11,789,353	10,485,625	11,670,928	10,430,828

See accompanying notes to the unaudited condensed consolidated financial information.

Hesperia Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flow from operating activities:
Net loss from operations	$ (786,756)	$ (3,348)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation	40,938	39,166
Common stock issued in exchange for services rendered	218,160	214,000
Common stock issued in connection with reverse merger	-	50,000
Expenses paid by Company's principal shareholders	-	73,637
(Increase)/decrease in accounts receivable	(215,477)	(314,226)
(Increase)/decrease in other assets	(4,360)	22,745
(Increase)/decrease in inventories	(41,161)	(2,890)
Increase/(decrease) in cash disbursed in excess of available fund	59,443	84,564
Increase/(decrease) in deferred revenue	184,728	-
Increase/(decrease) in accounts payable and accrued liabilities	456,727	72,584
Net cash provided by (used in) operations	(87,758)	236,232

Cash flows from investing activities:
Capital expenditures	(106,155)	(49,884)
Net cash (used in) investing activities	(106,155)	(49,884)

Cash flows from financing activities:
Repayments of line of credit	-	(54,427)
Proceeds from (repayments of) related party advances	94,069	(13,400)
Repayments of notes payable	(56,450)	(137,358)
Proceeds from notes payable to related parties, net of repayments	156,294	-
Proceeds from sale of common stock, net of costs and fees	-	30,000
Net cash provided by (used in) financing activities	193,913	(175,185)

Net increase in cash and cash equivalents	-	11,163
Cash and cash equivalents at beginning of the period	-	28,608
Cash and cash equivalents at end of the period	$ -	$ 39,771

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest	$ 6,563	$ -
Expenses paid by Company's principal stockholders	-	73,637
Cash paid during the period for income taxes	-	-
Common stock issued in exchange for services rendered	218,160	214,000
Common stock issued in exchange for accrued service fees	54,715	-
Notes payable issued in connection with purchase of property and equipment	58,513	-
Repayment of notes payable in connection with purchase of property and equipment	(4,667)	-
Acquisition of Saveyoutime.com, Inc: (Note B)
Assets acquired	$ -	$ -
Liabilities assumed	-	-
Organization costs	-	(50,000)
Common stock retained in reverse merger	-	50,000
Net cash paid for acquisition	$ -	$ -

See accompanying notes to the unaudited condensed consolidated financial information.

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Hesperia Holding, Inc. (the "Company") was formed on March 3, 2000 under the laws of the State of Nevada. Hesperia Holding, Inc. is engaged in the business of manufacturing and distributing trusses for residential home builders. On April 10, 2003, the Company entered into an Agreement and Plan of Merger ("Agreement") with Saveyoutime.com, Inc. ("Saveyoutime.com"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of Nevada. As a result of the acquisition, Hesperia Holding Inc. is the surviving entity and Saveyoutime.com is the acquiring entity. As a part of the merger, saveyoutime.com changed its name to Hesperia Holding, Inc. (see Note B). The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Hesperia Truss, Inc. ("Truss") and Pahrump Valley Truss, Inc. ("PVI"). Significant intercompany transactions have been eliminated in consolidation.

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

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2004

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenues as of June 30, 2004 and December 31, 2003 are $375,406 and $190,678, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2004.

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

Effective with the Agreement, all but 50,000 shares previously outstanding common stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned to the Company for cancellation. The value of the 50,000 shares of common stock that were retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. The Company charged organization costs of $50,000 to operations during the year ended December 31, 2003.

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2004

(UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (Continued)

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained	$ 50,000
Excess of liabilities assumed over assets acquired	-
Total consideration paid	$ 50,000

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Notes payable to shareholders in weekly installments of $574 including interest at 6% per annum, unsecured; maturity date is in April 2008. (Note E)	$ 102,376	$ -
Notes payable to shareholders in weekly installments of $1,623 including interest at 6% per annum, unsecured; maturity date is in April 2008. (Note E)	289,743	-
Note payable to former Company founder in weekly installments of $2,000; non interest bearing; secured by interest in subsidiary; maturity date is in June 2004	-	51,463
Note payable in monthly installments of $514 including interest at 1.9% per annum; secured by transportation equipment; maturity date is in January 2009	27,022	-
Note payable in monthly installments of $510 including interest at 1.9% per annum; secured by transportation equipment; maturity date is in January 2009	26,824	-
Note payable in monthly installments of $375 including interest at 2.9% per annum; secured by transportation equipment; maturity date is in July 2004.	-	2,312
Note payable in monthly installments of $375 including interest at 7.9% per annum; secured by transportation equipment; maturity date is in July 2004.	-	2,675
	445,965	56,450
Less: current portion	(104,771)	(56,450)
	$ 341,194	$ -

Aggregate maturities of long-term debt as of June 30, 2004 are as follows:

Year	Amount
2004	$ 53,454
2005	107,834
2006	114,010
2007	120,557
2008 and after	50,110
$ 445,965

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2004

(UNAUDITED)

NOTE D - CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has 11,810,617 and 11,510,845 shares of common stock issued and outstanding.

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

In June 2004, the Company issued an aggregate of 22,500 shares of common stock to consultants in exchange for services fees of $7,875. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE E - RELATED PARTY TRANSACTIONS

The Company leases office spaces and manufacturing fields from its principal shareholders on a month-to-month basis in California and Nevada.

The Company has advanced funds to an employee and the outstanding balance is $650 as of December 31, 2003. The Employee repaid the amount in full to the Company as of June 30, 2004.

Significant shareholders of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at December 31, 2003 is $235,825. The shareholders agreed not to demand any payments for funds personally advanced to the Company until fiscal year 2005. From January through March 2004, the shareholders advanced additional $173,000 to the Company for working capital purpose. The Company repaid $2,500 to the shareholders in January 2004. On March 31, 2004, the Company entered into two formal note agreements with the shareholders and $406,000 of outstanding balance of advances from shareholders are converted into two promissory notes in the amount of $300,000 and $106,000. The remaining $325 of advances that was not converted to notes payable was repaid to the shareholder in April 2004. As of June 30, 2004, notes payable to shareholders in connection with the two promissory notes amounted $289,743 and $102,376, respectively (Note C).

During the period ended June 30, 2004, the Company's officers and shareholders have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at June 30, 2004 is $94,069. No formal repayment terms or arrangements exist.

HESPERIA HOLDING, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2004

(UNAUDITED)

NOTE F - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of trusses available for sale to contract customers along with raw materials and work-in progress.

Components of inventories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Raw materials	$ 63,645	$ 71,139
Work-in progress	75,263	9,200
Finished goods	65,260	82,668
	$ 204,168	$ 163,007

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  Our current deficiency in working capital;

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of June 30, 2004 was $375,406

Overview

The Company entered into a merger agreement dated January 20, 2003 (the "Merger Agreement") with Hesperia Holding Corp., a California corporation. Pursuant to the terms of the Merger Agreement Hesperia Holding Corp. merged with and into the Company on April 10, 2003.

Under the terms of the Merger, the Company issued 10,415,845 shares of its common stock to the stockholders of Hesperia Holding Corp. in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. The then sole stockholder of the Company retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 being issued and outstanding.

Results of Operations for the Three and Six Months Ended June 30, 2004 and June 30, 2003.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues	$ 3,126,550	$ 2,354,436	$ 5,367,786	$ 4,059,322

Cost of Goods Sold	(2,668,944)	(1,725,797)	(4,505,996)	(2,958,659)

Operating Expenses	(828,014)	(778,593)	(1,639,771)	(1,116,157)
Interest Forgiveness from Stockholder	-	31,224	-	31,224
Other Income	11	53	318	67
Other Expense	(6,563)	(19,145)	(9,093)	(19,145)
Net Income (Loss)	$ (376,960)	$ (137,822)	$ (786,456)	$ (3,348)

Revenues

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/(decrease)
			$	%
For the three months ended June 30:
Revenue	$ 3,126,550	$ 2,354,436	$ 772,114	33%

Revenues for the three months ended June 30, 2004 were $3,126,550 compared to revenues of $2,354,436 in the three months ended June 30, 2003. This resulted in an increase in revenues of $772,114, or 33%, from $2,354,436 in the same period one year ago. The increase in revenues was due to increased market activity with home building coupled with price increases due to higher material costs. Additionally, the Company established a second production yard in Nevada in May, 2004 adding to the revenue base.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Increase/(decrease)
			$	%
For the six months ended June 30:
Revenue	$ 5,367,786	$ 4,059,322	$ 1,308,464	32%

Revenues for the six months ended June 30, 2004 were $5,367,786 compared to revenues of $4,059,322 in the six months ended June 30, 2003. This resulted in an increase in revenues of $1,308,464, or 32%, from $4,059,322 in the same period one year ago. Revenues have increased due to expansion of business volume and increase in production with the added facility in Nevada coupled with general overall price increases on construction materials.

Cost of goods sold/Gross profit percentage of revenue

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/(decrease)
			$	%
For the three months ended June 30:
Cost of goods sold	$ 2,668,944	$ 1,725,797	$ 943,147	55%

Gross profit % of revenue	15%	27%

Cost of goods sold for the three months ended June 30, 2004 was $2,668,944, an increase of $943,147, or 55%, from $1,725,797 for the three months ended June 30, 2003. The increase in the cost of goods sold is due primarily from a 32% increase in semi-annual sales as compared to prior year combined with higher material and labor cost factors; specifically, steel and workers compensation insurance.

Gross profit as a percentage of revenue decreased from 27% for the three months ended June 30, 2003 to 15% for the three months ended June 30, 2004. The reduction in gross profit margin is the resulting effects of the higher material and workers compensation insurance costs contained within the increase of the cost of goods sold.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Increase/(decrease)
			$	%
For the six months ended June 30:
Cost of goods sold	$ 4,505,996	$ 2,958,659	$ 1,547,337	52%

Gross profit % of revenue	16%	27%

Cost of goods sold for the six months ended June 30, 2004 was $4,505,996, an increase of $1,547,337, or 52%, from $2,958,659 for the six months ended June 30, 2003. The increase in the cost of goods sold is due primarily from a 32% increase in semi-annual sales as compared to prior year combined with higher material and labor cost factors; specifically, steel and workers compensation insurance.

Gross profit as a percentage of revenue decreased from 27% for the six months ended June 30, 2003 to 16% for the six months ended June 30, 2004. The reduction in gross profit margin was due to a higher workers compensation insurance costs and a significant increase in material costs as contained within the cost of goods sold.

Selling, General and Administrative expenses

Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/(decrease)
		$	%
For the three months ended June 30:
Selling, General & Administrative expenses	$ 805,928	$ 752,541	$ 53,387	7%

General and administrative expenses were $805,928 for the three months ended June 30, 2004 versus $752,541 for the three months ended June 30, 2003, which resulted in an increase of $53,387 or 7%. Overall, General and administrative expenses decreased as a percentage of sales from 32% for the three months ended June 30, 2003 to 26% for the comparative period in 2004 reflecting managements cost containment efforts for the quarter ended June 30, 2004.

Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Increase/(decrease)
		$	%
For the six months ended Jun 30:
Selling, General & Administrative expenses	$ 1,598,833	$ 1,076,991	$ 521,842	48%

General and administrative expenses were $1,598,833 for the six months ended June 30, 2004 versus $1,076,991 for the six months ended June 30, 2003, which resulted in an increase of $521,842 or 48%. The increase in selling and administrative expenses was primarily due to the increase in the Company adding additional operational and administrative personnel, legal and other professional assistance incurred in the first three months of 2004. Stock based compensation paid to consultants and professionals reflective in the Selling, General & Administrative expense for the six months ended June 30, 2004 amounted to $272,875 or 52% of the increase.

Net Loss

Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Increase/(decrease)
		$	%
For the three months ended Jun 30:
Net loss	$ (376,960)	$ (137,822)	$ (239,138)	174%

The net loss for the three months ended June 30, 2004 was $376,960, versus a net loss of $137,822 for the three months ended June 30, 2003, a change in net loss of $239,138 or 174%. A significant part of the increase in the net loss over last year was due to the increased material and labor related costs as reflected in the cost of goods sold and the added selling and administration cost incurred in the first quarter of 2004.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Increase/(decrease)
$

For the six months ended Jun 30:
Net loss	$ (786,756)	$ (3,348)	$ (783,408)

The net loss for the six months ended June 30, 2004 was $786,756, versus a net loss of $3,348 for the six months ended June 30, 2003, a change in net loss of $783,408. The significant parts of the net loss was due primarily to the increase in material and labor related costs over last year as reflected in the cost of goods sold and the added selling and administration cost incurred in the first quarter of 2004.

Liquidity and Capital Resources at June 30, 2004 Compared with December 31, 2003.

The following table summarizes total assets, accumulated deficit and stockholders' equity.

	June 30, 2004	December 31, 2003
Total Assets	$1,056,681	$676,619

Accumulated Deficit	$(2,046,690)	$(1,259,934)

Stockholders' Equity (Deficit)	$(1,193,489)	$(679,608)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of June 30, 2004, the Company had current assets of $ 764,552 and current liabilities of $ 1,908,975 which resulted in a working capital deficit of $ 1,144,423. As a result of our net loss of $ 786,756, adjusted principally for an increase in accounts payable of $ 456,727 and deferred revenues of 184,728 , our cash flow deficit from operations was $ 87,758 during the six months ended June 30, 2004. We used $ 106,155 of cash to acquire new property and equipment during the period. We repaid $56,450 of previously incurred debt to a former shareholder of the Company during the six months ended June 30, 2004. We met our cash requirements during the period through the receipt of $250,363 of advances and proceeds from notes payable to our officers and principal shareholders.

We are seeking financing in the form of equity in order to provide necessary working capital for our operations and have received proposals which currently are under review. In addition, in July, 2004, the Company put in place $1,000,000 asset based line of credit, availablitiy of which is dependent on the level of the collerarized assets at any given time. Additional funding is in currently being sought. There is no guarantee that we will be successful in raising the funds required.

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

On August 2, 2004 the Company announced in a press release, (filed herewith as exhibit 99-3), the completion of an asset based credit line for $1,000,000 with Mercantile Capital, LP. The Company intends to utilize the credit line for working capital to sustain the 33% annual growth rate the Company has averaged over the past 2 years. The Company has already received its first installment of $200,000 (a copy of the agreement is attached as exhibit 10-1).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Relationships and Related Transactions

Facilities

Hesperia Holding, Inc.'s wholly-owned subsidiary Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of the Company's directors and stockholders, Mark Presgraves and Donald Shimp. The Company rents the facility and surrounding land for $24,000 per year. In addtition, HTI leases office space in Hesperia California for $12,600 per year.

Hesperia Holding, Inc.'s second wholly-owned subsidiary, Pahrump Valley Truss, Inc (PVT) leases a production facility with a two year term with payments of $54,000 per year payable in monthly increments.

Loans Payable/Receivable

The Company had outstanding loans payable to Donald Shimp, Mark Presgraves, Fred Smith and Steve Chaussy; the Company's current President, Secretary and Treasurer, Vice President of Investor Relations and Chief Financial Officers, respectively in the amount of $486,188 as of June 30, 2004.

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

We incurred a net loss for the year ended December 31, 2003 of $677,462, and for the six month period ended June 30, 2004 of $786,756. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Fluctuations in Price and Supply of Raw Materials.

The Company is dependent upon outside suppliers for all of its raw material needs and, therefore, is subject to price increases and delays in receiving supplies of such materials. An increase in demand for raw materials could increase delivery times for supplies and possibly further affect prices. No assurance can be given that the Company will continue to have available necessary raw materials at a reasonable price or that any increases in raw material costs would not have a material adverse effect on the Company.

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

We face competition from other truss manufacturers and alternative building materials.

We compete with other national and regional manufacturers of trusses. Some of these companies are larger and have greater financial resources than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. These competitors could take a greater share of sales and cause us to lose business from our customers. Additionally, our products face competition from alternative materials. An increase in competition from other truss manufacturers and alternative building materials may adversely impact our business and financial performance.

Downturns in the home repair and remodeling and new home construction sectors or the economy could negatively affect our business, operating results and the value of the notes.

The home repair and remodeling and new home construction sectors may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can negatively affect the demand for and pricing of our products. More specifically, for example, demand for home repair and remodeling products may be adversely affected by material increases in interest rates and the reduced availability of financing for home improvements. Any deterioration in these factors could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on current management. The loss of any of our current management, whose knowledge, leadership and expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of current management, whose knowledge, leadership and expertise would be difficult to replace. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

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

Personnel

We currently have 118 full time employees and part time employees. We intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 3. Controls and Procedures

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On June 30, 2004, we issued 10,000 shares of restricted common stock to IR Plus, Inc for services that were performed under a Consulting Agreement entered into on April 10, 2003 between the Company and IR Plus, Inc. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. (The IR Plus agreement was filed as Exhibit 10 to a Form 8-K filed on February 6, 2004).

On June 30, 2004, the Company issued 12,500 shares of restricted common stock to various employees as bonuses/compensation. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

Subsequent Events to quarter end.

In July, 2004, The Company put in place an asset based line of credit for $1,000,000. actual borrowing available is subject to the amount of qualified assets at a given time.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Press Releases

On May 24, 2004 the Company announced in a press release, (filed herewith as exhibit 99-1), that the Company is moving forward with its Pahrump, Nevada operations. Operating under its wholly owned subsidiary, Pahrump Valley Truss, Inc.

Subsequent to quarter end

On July 21, 2004 the Company announced in a press release, (filed herewith as exhibit 99-2), the addition of Gene Cloud as Senior Vice President of Operations for Hesperia Holding, Inc. Mr. Cloud comes with extensive managerial and organizational experience in the lumber and building component industries. His experiences while working for Universal Forest Products, Inc will allow Hesperia Holding, Inc the opportunity to explore product diversification and modernization of its existing lines.

On August 2, 2004 the Company announced in a press release, (filed herewith as exhibit 99-3), the completion of an asset based credit line for $1,000,000 with Mercantile Capital, LP. The Company intends to utilize the credit line for working capital to sustain the 33% annual growth rate the Company has averaged over the past 2 years. The Company has already received its first installment of $200,000. (a copy of the agreement is attached as exhibit 10-1)

Consulting Agreements

On May 21, 2004, the Company entered into a consulting agreement with Lynbrook Partners, LLC. ("LP") LP services will be limited to introducing the Company to Investors interested in entering in to a transaction with the Company. LP has not, and will not be involved in the structuring of the transaction or in the related discussions and/or negotiations between the Company and the Investor. LP will not be involved in conducting due diligence, or in making any buy-or-sell recommendations related to the transaction.

On June 4, 2004, the Company entered into a consulting agreement with Grand Bettingen. Mr. Bettingen will advise on the appropriate pricing and structure for the capital to be raised and determine whether a private placement or merger would be appropriate, identify potential and appropriate investors and/ or a joint venture/merger partner, advise and assist with respect to negotiations of any proposed financing, sale of capital stock or other business arrangement, to continue to assist company in its ongoing fund raising activities including a possible buyout of the Company at some future date and/or working with the Company to assist in public market oversight. The consulting agreement is hereto attached as exhibit 10-2

Subsequent to quarter end

On August 2, 2004, the Company entered into a letter of agreement with The Investor Relations Group Inc. ("IRG") IRG agreed to provide the Company with investor relations services. These services may include overall management of the corporate communications program, designing a corporate fact sheet that can readily be mass produced for distribution to brokers, analysts, and other industry personnel, assistance with compiling promotional materials, writing and editing news releases and other corporate materials. The letter agreement is attached hereto as exhibit 10-3.

Item 6. Exhibits and Reports of Form 8-K

Exhibits
Ex 10-1	Agreement with Mercantile Capital, LP.
Ex 10-2	Consulting Agreement with Grant Bettingen.
Ex 10-3	Letter Agreement with The Investor Relations Group Inc.
Ex 99-1	Press Release dated May 24, 2004
Ex 99-2	Press Release dated July 21, 2004
Ex 99-3	Press Release dated August 2, 2004
Ex 31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Ex 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

a) None

Form 8-K filed Subsequent to quarter end

a) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HESPERIA HOLDING, INC.

(Registrant)

By:/s/ Donald Shimp

Donald Shimp, President

By:/s/ Steve Chaussy

Steve Chaussy, Chief Financial Officer

Date: August 23, 2004