Form 10QSB
period 2004-09-30
HESPERIA HOLDING INC
filed 2004-11-15
CIK 1109329

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

                For the Quarterly period ended September 30, 2004

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

                               Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on November 5, 2004, was 18,746,467 shares, held by approximately 149 shareholders.

Transitional Small Business Disclosure Format (check one):

                              Yes ______ No ___X___

                              HESPERIA HOLDING, INC

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets:                               3
                    September 30, 2004 and December 31, 2003

                    Condensed Consolidated Statements of Operations:
                    Three and Nine Months Ended September 30, 2004 and 2003              4

                    Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended September 30, 2004 and 2003                        5

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    September 30, 2004                                                  6-9

     Item 2.    Management Discussion and Analysis                                      10

     Item 3.    Controls and Procedures                                                 15

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                       15

     Item 2.    Changes in Securities                                                   15

     Item 3.    Defaults Upon Senior Securities                                         15

     Item 4.    Submission of Matters to a Vote of Security Holders                     15

     Item 5.    Other Information                                                       15

     Item 6.    Exhibits                                                                16

Signatures                                                                              17


PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements (Unaudited)

                             Hesperia Holding, Inc.
                      Condensed Consolidated Balance Sheets

                                                               (Unaudited)
                                                          September 30, 2004      December 31 ,2003
                                                          ------------------      -----------------
ASSETS
Current Assets:
Accounts receivable-net of allowance for doubtful accounts
of $94,566 and $9,311 at September 30, 2004 and December
31, 2003, respectively                                       $       601,878       $         339,897

Inventory (Note G)                                                   180,505                 163,007

Employee advances (Note E)                                             1,136                     650

Prepaid expenses                                                     134,060                     -
                                                          ------------------      -------------------
Total current assets                                                 917,579                 503,554

Property and equipment, net of accumulated depreciation of
$228,693 and $166,337 at September 30, 2004 and December
31, 2003, respectively                                               306,033                 173,065

Total assets                                                $      1,223,612       $         676,619
                                                          ------------------      -------------------
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds                 $        186,350       $         219,856

Accounts payable and accrued liabilities                           1,008,568                 653,418

Deferred revenue (Note A)                                            297,199                 190,678

Line of credit (Note F)                                              206,606                       -

Notes payable, current portion (Note C)                               11,407                  56,450
Notes payable to related parties, current portion (Note C
and E)                                                                96,710                       -

Advances from related parties (Note E)                               163,394                       -
                                                          ------------------      -------------------
    Total current liabilities                                      1,970,234               1,120,402

Long-term liabilities:

Advances from related parties (Note E)                                     -                 235,825

Notes payable, long-term portion (Note C)                             39,623                       -
Notes payable to related parties, long-term portion (Note C
and E)                                                               272,577                       -
                                                          ------------------      -------------------
Total long-term liabilities                                          312,200                 235,825

(Deficiency in) Stockholders Equity:
Preferred stock, par value; $.001; authorized 5,000,000
shares; 200,000 and none shares issued and outstanding as
of September 30, 2004 and December 31, 2003, respectively
(Note D)                                                                 200                       -
Common stock, par value; $.001, authorized 20,000,000
shares; 16,874,467 and 11,510,845 shares issued and
outstanding as of September  30,2004 and December 31, 2003,
respectively (Note D)                                                 16,874                  11,511

Additional paid-in capital                                         2,673,474                 568,815

Accumulated deficit                                               (3,749,370)             (1,259,934)
                                                          ------------------      -------------------
Total (deficiency in) stockholders' equity                        (1,058,822)               (679,608)
                                                          ------------------      -------------------
Total liabilities and (deficiency in) stockholders' equity  $      1,223,612       $         676,619
                                                          ==================      ===================

See accompanying notes to the unaudited condensed consolidated financial information.

                             Hesperia Holding, Inc.
                   Condensed Consolidated Statements of Losses
                                   (Unaudited)

                             For the three months ended September 30,      For the nine months ended September 30,
                                     2004                   2003                   2004                   2003
                                     ----                   ----                   ----                   ----
Revenues:
  Sales, net                 $     2,888,628        $     1,898,274         $    8,256,414        $     5,957,596

Cost of goods sold                 1,960,309              2,007,762              6,466,305              4,966,421
                             ---------------        ---------------         --------------        ---------------
Gross profit                         928,319               (109,488)             1,790,109                991,175

Selling, general and
administrative                     2,594,675                437,857              4,193,508              1,514,848

Depreciation                          25,918                 11,964                 66,856                 51,130
                             ---------------        ---------------         --------------        ---------------
Total operating expenses           2,620,593                449,821              4,260,364              1,565,978


(Loss) from operations            (1,692,274)              (559,309)            (2,470,255)              (574,803)

Other income (expense)

Debt forgiveness                           -                      -                      -                 31,224
Interest income
(expense), net                       (10,406)               (23,566)               (19,181)               (42,644)
Total other income
(expense)                            (10,406)               (23,566)               (19,181)               (11,420)
                             ---------------        ---------------         --------------        ---------------
Net  (loss) before
provision for income
taxes                             (1,702,680)              (582,875)            (2,489,436)              (586,223)

Provision for income
taxes                                      -                      -                      -                      -
                             ---------------        ---------------         --------------        ---------------
Net (loss)                   $    (1,702,680)        $     (582,875)        $   (2,489,436)        $     (586,223)
                             ===============        ===============         ==============        ===============
Loss per share (basic
and fully diluted)           $         (0.13)         $       (0.06)        $        (0.21)         $       (0.06)
                             ===============        ===============         ==============        ===============
Basic and diluted
weighted average number
of shares outstanding             12,974,201             10,495,845             12,108,523             10,452,739
                             ===============        ===============         ==============        ===============


See accompanying notes to the unaudited condensed consolidated financial information.

                             Hesperia Holding, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For The Nine Months Ended September 30,
                                                                          2004                   2003
                                                                          ----                   ----
Cash flow from operating activities:
Net loss                                                         $    (2,489,436)         $    (586,223)
Adjustments to reconcile net loss to cash used in operations:

Depreciation                                                              66,856                 51,130

Common stock issued in exchange for services rendered                  1,990,508                214,000

Common stock issued in connection with reverse merger                          -                 50,000

Adjustment to prior year additional paid-in capital                            -                 73,637

(Increase) decrease in accounts receivable                              (261,981)                21,886

(Increase) decrease in employee advances                                    (486)                22,745

(Increase) decrease in inventories                                       (17,498)              (115,270)

(Increase) decrease in prepaid expenses                                 (134,060)                     -
Increase (decrease) in cash disbursed in excess of available
fund                                                                     (33,506)               118,660

Increase (decrease) in deferred revenue                                  106,520                      -
Increase (decrease) in accounts payable and accrued
liabilities                                                              409,865                419,149
                                                                 ----------------         --------------
Net cash (used in) provided by operations                        $      (363,218)         $     269,714

Cash flows from investing activities:

Capital expenditures                                                    (199,824)               (87,564)
                                                                 ----------------         --------------
Net cash (used in) investing activities                                 (199,824)               (87,564)

Cash flows from financing activities:

Proceeds from line of credit                                             206,606                (54,427)

(Repayments of) proceeds from shareholder advances                       163,394                (13,400)

Proceeds from (repayment of) notes payable                                (5,420)              (164,828)

Proceeds from (repayment of) notes payable to related parties            133,462                      -

Proceeds from sale of preferred stock                                     65,000                      -

Proceeds from sale of common stock                                             -                 30,000
                                                                 ----------------         --------------
Net cash provided by (used in) financing activities                      563,042               (202,655)


Net increase (decrease) in cash and cash equivalents                           -                (20,505)

Cash and cash equivalents at beginning of the period                           -                 28,608
                                                                 ----------------         --------------
Cash and cash equivalents at end of the period                   $             -          $       8,103
                                                                 ================         ==============

Supplemental Disclosure of Cash Flows Information:


Cash paid during the period for interest                         $        10,406          $       2,928


Cash paid during the period for income taxes                     $             -          $           -



Expenses paid by Company's principal stockholders                $             -          $           -
                                                                 ----------------         --------------
Common stock issued in exchange for services rendered                  1,990,508          $     214,000
                                                                 ================         ==============

Common stock issued in exchange for accrued service fees         $        54,715          $           -
Acquisition:


Assets acquired                                                  $             -          $           -

Liabilities assumed                                              $             -                      -

Organization costs                                               $             -                (50,000)

Common stock retained in reverse merger                          $             -                 50,000
                                                                 ----------------         --------------

Net casn paid for acquisition                                    $             -          $           -
                                                                 ================         ==============

See accompanying notes to the unaudited condensed consolidated financial information.

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenues as of September 30, 2004 and December 31, 2003 are $297,199 and $190,678, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2004.

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

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (Continued)

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

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

       Common stock retained                                            $ 50,000
       Excess of liabilities assumed over assets acquired                      -
       Total consideration paid                                         $ 50,000

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at September 30, 2004 and December 31, 2003 are as follows:

                                                    September 30, 2004     December 31, 2003
                                                    ------------------     -----------------
 Notes   payable   to    shareholders   in   weekly
 installments of $574 including  interest at 6% per
 annum, unsecured;  maturity date is in April 2008.
 (Note E)                                                $    96,415           $         -
 Notes   payable   to    shareholders   in   weekly
 installments  of $1,623  including  interest at 6%
 per annum,  unsecured;  maturity  date is in April                                      -
 2008. (Note E)                                              272,872
 Note payable to former  Company  founder in weekly
 installments  of  $2,000;  non  interest  bearing;
 secured by interest in  subsidiary;  maturity date
 is in June 2004.                                                  -                51,463
 Note  payable  in  monthly  installments  of  $514
 including  interest at 1.9% per annum;  secured by
 transportation  equipment;  maturity  date  is  in
 January 2009.                                                25,609                     -
 Note  payable  in  monthly  installments  of  $510
 including  interest at 1.9% per annum;  secured by
 transportation  equipment;  maturity  date  is  in
 January 2009.                                                25,421                     -
 Note  payable  in  monthly  installments  of  $375
 including  interest at 2.9% per annum;  secured by
 transportation equipment; maturity date is in July
 2004.                                                             -                 2,312
 Note  payable  in  monthly  installments  of  $375
 including  interest at 7.9% per annum;  secured by
 transportation equipment; maturity date is in July
 2004.                                                             -                 2,675
                                                    ------------------     -----------------
                                                             420,317                56,450
     Less: current portion                                  (108,117)              (56,450)
                                                    ------------------     -----------------
                                                         $   312,200                $    -
                                                    ==================     =================

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE C - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

Aggregate maturities of long-term debt as of September 30, 2004 are as follows:

             Year                                          Amount
             2004                                       $  27,806
             2005                                         107,834
             2006                                         114,010
             2007                                         120,557
             2008 and after                                50,110
                                                       ----------
                                                        $ 420,317
                                                       ==========
NOTE D - CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share. The preferred shares are convertible into the Company's common stock at the option of the holder at a ratio of one share of common stock for each share of preferred stock. As of September 30, 2004 and December 31, 2003, the Company has 200,000 and -0- preferred stock issued and outstanding, respectively. The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has 16,874,467 and 11,510,845 shares of common stock issued and outstanding.

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

In August 2004, the Company issued an aggregate of 200,000 shares of its preferred stock in exchange for $65,000 of proceeds, net of costs and fees.

In September, 2004, the Company issued an aggregate of 3,063,850 shares of common stock to consultants in exchange for service fees of $1,072,348. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In September, 2004, the Company issued an aggregate of 2,000,000 shares of common stock to officers in exchange for services rendered of $700,000. Valuation of the common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE E - RELATED PARTY TRANSACTIONS

The Company leases office spaces and manufacturing fields from its principal shareholders on a month-to-month basis in California.

The Company has advanced funds to employees and the outstanding balance is $1,136 and $650 as of September 30, 2004 and December 31, 2003, respectively.

Significant shareholders of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances at December 31, 2003 is $235,825. The shareholders agreed not to demand any payments for funds personally advanced to the Company until fiscal year 2005. From January through March 2004, the shareholders advanced additional $173,000 to the Company for working capital purpose. The Company repaid $2,500 to the shareholders in January 2004. On March 31, 2004, the Company entered into two formal note agreements with the shareholders and $406,000 of outstanding balance of advances from shareholders are converted into two promissory notes in the amount of $300,000 and $106,000. The remaining $325 of advances that was not converted to notes payable was repaid to the shareholder in April 2004. As of September 30, 2004, notes payable to shareholders in connection with the two promissory notes amounted $272,872 and $96,415, respectively (Note C).

During the period ended September 30, 2004, the Company's officers and shareholders have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances, net of repayments at September 30, 2004 is $163,394. No formal repayment terms or arrangements exist.

NOTE F - LINE OF CREDIT

Line of Credit at September 30, 2004 and December 31, 2003 are as follows:

                                                                   September 30, 2004          December 31, 2003
                                                                   ------------------          -----------------


Line of Credit,  secured by  accounts  receivables
and thereof up to an aggregate of $1,000,000 under
a Loan and  Security  Agreement;  to be  repaid no
later  than July 12,  2005;  interest  payable  at
prime plus 3%. Subsequent to the date of financial
statements,  the  Company  has  paid in  full  the
borrowings under the terms of this agreement.                          $ 206,606                   $       -
Less Current Portion                                                    (206,606)                          -
                                                                               -                           -


NOTE G - INVENTORIES

                              Inventories are stated at the lower of cost or market determined by the first-in, first-out
                              (FIFO) method. Inventories consist of trusses available for sale to contract customers along with raw materials and work-in progress.
Components of inventories as of September 30, 2004 and December 31, 2003 are as follows:

                                        September 30, 2004     December 31, 2003
Raw materials                                     $ 76,100             $  71,139
Work-in progress                                    75,668                 9,200
Finished goods                                      28,737                82,668
                                                  $180,505             $ 163,007

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE H - SUBSEQUENT EVENTS

On October 8, 2004, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. for the sale of (i) a $1,000,000 principal amount convertible Secured Revolving Note, (ii) a $500,000 principal amount convertible minimum borrowing note, and (iii) warrants to purchase 461,000 shares of common stock. Each of the convertible notes accrues interest at a rate per annum equal to the greater of the prime rate published in The Wall Street Journal plus 3%; or 7%.

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

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

          o         Our current deficiency in working capital;

          o increased competitive pressures from existing competitors and new entrants;

          o increases in interest rates or our cost of borrowing or a default under any material debt agreements;

          o         deterioration in general or regional economic conditions;

          o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

          o         loss of customers or sales weakness;

          o inability to achieve future sales levels or other operating results;

          o         the unavailability of funds for capital expenditures; and

          o         operational inefficiencies in distribution or other systems.


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

          o         stock-based compensation
          o         revenue recognition

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

     The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of September 30, 2004 was $297,199.

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

     Results of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003.

                                   Three Months Ended      Three Months       Nine Months Ended      Nine Months Ended
                                   September 30, 2004    Ended September     September 30, 2004      September 30, 2003
                                                             30, 2003
                                  --------------------- ------------------- ---------------------- -----------------------
 Revenues                                $  2,888,628         $ 1,898,274            $ 8,256,414             $ 5,957,596
                                  --------------------- ------------------- ---------------------- -----------------------

 Cost of Goods Sold                        (1,960,309)         (2,007,762)            (6,466,305)             (4,966,421)

          Operating Expenses               (2,620,593)           (449,821)            (4,260,364)             (1,565,978)
 Interest    Forgiveness    from
 Stockholder                                        -                   -                      -                  31,224
 Other Income (Expense)                       (10,406)            (23,566)               (19,181)                (42,644)
                                  --------------------- -------------------
 Net Income (Loss)                       $ (1,702,680)        $  (582,875)          $ (2,489,436)            $  (586,223)
                                  ===================== =================== ====================== =======================


Revenues

                                                      Three Months       Three Months
                                                    Ended September     Ended September        Increase/(decrease)
                                                        30, 2004           30, 2003             $             %
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30:
     Revenue                                              $ 2,888,628        $ 1,898,274        $990,354       52.2%

     Revenues  for the three  months ended  September  30, 2004 were  $2,888,628 compared to revenues of $1,898,274 in the three months ended September 30, 2003.
This resulted in an increase in revenues of $990,354,  or 52.2%, from $1,898,274 in the same period one year ago.  The  increase in revenues was due to increased market  activity with home building  coupled with price  increases due to higher material costs. In addition, the Company established a second production yard in
Pahrump,  Nevada in May, 2004 adding a full quarter of production  adding to the overall revenue base.

                                                   Nine Months      Nine Months
                                                 Ended September  Ended September             Increase/(decrease)
                                                    30, 2004          30, 2003                  $              %

------------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30:
     Revenue                                              $ 8,256,414        $ 5,957,596      $2,298,818      38.6%

     Revenues  for the nine months  ended  September  30,  2004 were  $8,256,414 compared to revenues of $5,957,596 in the nine months ended  September 30, 2003.
This  resulted  in an  increase  in  revenues  of  $2,298,818,  or  38.6%,  from
$5,957,596  in the same  period one year ago.  Revenues  have  increased  due to expansion of business  volume and increase in production with the added facility
in  Nevada  coupled  with  general   overall  price  increases  on  construction
materials.

Cost of goods sold/Gross profit percentage of revenue

                                                      Three Months       Three Months
                                                    Ended September     Ended September        Increase/(decrease)
                                                        30, 2004           30, 2003              $             %

------------------------------------------------------------------------------------------------------------------------------------

For the three months ended September 30:
                               Cost of goods sold         $ 1,960,309        $ 2,007,762       $ (47,453)      (2.4%)
                                                   --------------------------------------------------------------------

     Gross profit % of revenue                                    32%             (5.5%)
                                                   ---------------------------------------

     Cost of goods sold for the three months ended September 30, 2004 was $1,960,309, a decrease of $47,453, or 2.4%, from $2,007,762 for the three months ended September 30, 2003. The decrease in the cost of goods sold is due primarily from improved cost containment methods in relationship to each unit sales.

     Gross profit as a percentage of revenue increased from a negative 5.5% for the three months ended September 30, 2003 to 32% for the three months ended September 30, 2004. The increase in gross profit margin is the resulting effect of an improved pricing model coupled with reduction in non profitable sales activity.

                                                    Nine Months     Nine Months Ended
                                                  Ended September   September 30, 2003        Increase/(decrease)
                                                     30, 2004                                    $              %

------------------------------------------------------------------------------------------------------------------------------------

For the nine months ended June 30:
                             Cost of goods sold        $ 6,466,305         $ 4,966,421        $1,499,884       30.2%
                                                 ------------------ ------------------- ----------------- -----------

     Gross profit % of revenue                               27.7%               16.6%
                                                 ------------------ -------------------

     Cost of goods sold for the nine months ended September 30, 2004 was $6,466,305, an increase of $1,499,884, or 30.2%, from $4,966,421 for the nine months ended September 30, 2003. The increase in the cost of goods sold is due primarily from a 38.6% increase in the corresponding sales as compared to prior year combined with improved material and labor cost pricing models.

     Gross profit as a percentage of revenue increased from 16.6% for the nine months ended September 30, 2003 to 27.7% for the nine months ended September 30, 2004. The improvement in gross profit margin was due to improved cost/pricing model combined with a reduction in non profitable sales activity.

Selling, General and Administrative expenses

                                             Three Months Ended      Three Months
                                             September 30, 2004    Ended September          Increase/(decrease)
                                                                       30, 2003               $                %
 ------------------------------------------- --------------------- ------------------- ------------------- ------------

For the three months ended September 30:
   Selling, General & Administrative
expenses                                            $  2,594,675          $  437,857         $ 2,156,818       492.6%


General and administrative expenses were $2,594,675 for the three months ended September 30, 2004 versus $437,857 for the three months ended September 30, 2003, which resulted in an increase of $2,156,818 or 492.6%. For the three months ended September 30, 2004, the Company paid stock based compensation to employees, consulting and legal services totaling $1,772,348. In addition, the Company incurred additional costs associated with an additional production yard and the increase in support personnel the quarter ended September 30, 2004.

                                             Nine Months Ended     Nine Months Ended
                                             September 30, 2004    September 30, 2003        Increase/(decrease)

                                                                                               $               %
------------------------------------------- --------------------- --------------------- ----------------- ------------

For the nine months ended September 30:
   Selling, General & Administrative
expenses                                            $  4,193,508          $  1,514,848       $ 2,678,660       176.8%

         General and  administrative  expenses were  $4,193,508 for the nine months ended September 30, 2004 versus
$1,514,848  for the nine months ended  September 30, 2003,  which  resulted in an increase of $2,678,660 or 176.8%.
The  increase in selling and  administrative  expenses  was  primarily  due to the  increase in the Company  adding additional  operational and administrative  personnel,  legal and other professional  assistance  incurred in 2004.
Stock  based   compensation  paid  to  consultants  and  professionals   reflective  in  the  Selling,   General  &
Administrative  expense for the nine months ended  September  30, 2004 amounted to  $2,045,223  verses  $264,000 in the comparable period in 2003.

Net Loss

                                           Nine Months Ended     Nine Months Ended        Increase/(decrease)
                                           September 30, 2004    September 30, 2003         $               %
----------------------------------------- --------------------- --------------------- ------------------- -----------

For the three months ended September 30:
     Net loss                                    $ (1,702,680)           $ (582,875)        $(1,119,805)      192.1%

     The net loss for the three months ended  September 30, 2004 was $1,702,680, versus a net loss of $582,875 for the three months ended  September  30, 2003, a change in net loss of $1,119,805 or 192.1%.A significant part of the increase in the net loss  over  the  comparable  period  last  year  was due to stock  based
compensation   paid  to  consultants,   employees  and  legal  services  totally
$1,772,348.  Without the stock based  compensation  discussed above, the Company would  have  reflected  a net profit of  $69,668  as  compared  to a net loss of
$582,875 in 2003.

                                         Nine Months Ended      Nine Months Ended         Increase/(decrease)
                                         September 30, 2004     September 30, 2003         $               %
 --------------------------------------- --------------------- ----------------------- --------------------- ------------

For the nine months ended September
30:
     Net loss                                  $ (2,489,436)            $  (586,223)          $(1,903,213)       324.7%

     The net loss for the nine months ended September 30, 2004 was $2,489,436, versus a net loss of $586,223 for the nine months ended September 30, 2003, a change in net loss of $1,903,213. The significant part of the net loss was due primarily to an increase in stock based compensation issued to consultants, employees and legal services totally $2,045,223 or an increase of $1,781,223 over the comparable period in 2003. In addition, the Company added additional support staff in 2004 over 2003 to assist with the Company's growth objectives.

Liquidity and Capital Resources at September 30, 2004 Compared with December 31, 2003.

     The following table summarizes total assets, accumulated deficit and stockholders' equity.


                                  September 30, 2004     December 31, 2003
                                 -------------------   ---------------------
Total Assets                         $1,223,612              $676,619
                                 ===================   =====================

Accumulated Deficit                 $(3,749,370)           $(1,259,934)
                                 ===================   =====================

Stockholders' Equity (Deficit)      $(1,058,821)            $(679,608)
                                 ===================   =====================

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of September 30, 2004, we had current assets of $917,579 and current liabilities of $1,970,234 which resulted in a working capital deficit of $1,052,655. As a result of our net loss of $2,489,436, adjusted principally for an increase in stock based compensation of $1,990,508 and deferred revenues of 106,520, our cash flow deficit from operations was $363,218 during the nine months ended September 30, 2004. We used $199,824 of cash to acquire new property and equipment during the period. We met our cash requirements during the period through receipts of $65,000 from sale of preferred stock, net of costs and fees, receipt of $163,394 from shareholder advances, net of repayments. We also received proceeds of $133,462 from notes payable to related parties, net of repayments.

     Additionally, in July, 2004, we put in place a $1,000,000 asset based line of credit, availablity of which is dependent on the level of collerarized assets at any given time. As of September 30, 2004; we had borrowed $206,606 against the line of credit.

     In October, 2004; we replaced the asset based line of credit with a $1,000,000 secured convertible revolving note providing working needs of $1,000,000

     Additional funding is in currently being sought. There is no guarantee that we will be successful in raising the funds required.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficent capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

     The effect of inflation on our revenues and operating results was not significant. Our operations are located in California and Nevada and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Relationships and Related Transactions

Facilities

     Our wholly-owned subsidiary Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of our directors and stockholders, Mark
Presgraves and Donald Shimp. We rent the facility and surrounding land for $24,000 per year. In addtition, HTI leases office space in Hesperia California for $12,600 per year.

     Our second wholly-owned subsidiary, Pahrump Valley Truss, Inc (PVT) leases a production facility with a two year term with payments of $54,000 per year payable in monthly increments.

Loans Payable/Receivable

     We had outstanding loans payable to Donald Shimp, Mark Presgraves, Fred Smith and Steve Chaussy; our current President, Secretary and Treasurer, Vice President of Investor Relations and Chief Financial Officer, respectively in the amount of $532,680 as of September 30, 2004.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred a net loss of $677,462 for the year ended December 31, 2003. For the three and nine months ended September 30, 2004, we incurred net losses of $1,702,680 and $2,489,436, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

     We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $900,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

If We Are Unable to Retain the Services of Messrs. Shimp, Presgraves or Chaussy, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

     Our success depends to a significant extent upon the continued service of Mr. Donald Shimp, our Chief Executive Officer and President, Mr. Mark
Presgraves, our Secretary and Treasurer and Mr. Steve Chaussy, our Chief Financial Officer. Loss of the services of Messrs. Shimp, Presgraves or Chaussy could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Shimp, Presgraves or Chaussy. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The Supply and Demand for Lumber Could Fluctuate, Resulting in Higher Operating Costs, Which Could Have a Material Adverse Impact on our Financial Condition

     Truss prices are closely related to the market price of lumber, the principal raw material used in the manufacture of wooden trusses. If lumber prices increase sharply, we may not be able to pass this increase on to our customers. We attempt to index the sales price of our trusses based on our lumber costs, although we have not always been able to do so.

     The price of lumber has been volatile in recent years due to factors beyond our control, including:

     o    weather and other natural events;
     o    governmental regulation of logging on public lands;
     o    lumber agreements between Canada and the U.S.; and
     o competition from other industries that use similar grades and types of lumber.

     Although we typically buy our lumber in the open market, we purchased approximately 86% of our lumber from six suppliers in fiscal 2003. However, we might be unable to purchase adequate lumber supplies to meet its needs. To the extent we encounter adverse lumber prices or are unable to procure adequate supplies of lumber, our financial condition and results of operations could be materially adversely affected.

Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.

     The truss manufacturing industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

A Downturn In The Economy May Affect Home Repair, Remodeling and New Home Construction, Which Could Adversely Affect Our Sales.

     The home repair and remodeling and new home construction sectors may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can negatively affect the demand for and pricing of our products. More specifically, for example, demand for home repair and remodeling products may be adversely affected by material increases in interest rates and the reduced availability of financing for home improvements. A downturn in the economies in which we sell our products may adversely affect our sales.

Our Trademark and Other Intellectual Property Rights May not be Adequately Protected Outside the United States, Resulting in Loss of Revenue.

     We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

Our Principal Stockholders, Officers And Directors Own a Controlling Interest in Our Voting Stock And Investors Will Not Have Any Voice in Our Management.

     Our  officers  and   directors,   in  the   aggregate,   beneficially   own
approximately 64% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

     o    election of our board of directors;
     o    removal of any of our directors;
     o    amendment of our certificate of incorporation or bylaws; and
     o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

     As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

There Are a Large Number of Shares Underlying Our Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

     As of November 4, 2004, we had 18,746,467 shares of common stock issued and outstanding and convertible notes outstanding, excluding interest, which may be converted into 1,408,451 shares of common stock, and outstanding warrants to purchase 461,000 shares of common stock. In addition, under the terms of our Revolving Note with Laurus Master Fund, additional shares of common stock may be issued pursuant to the convertible notes for drawdowns based on accounts receivable. All of the shares, including all of the shares issuable upon conversion of the convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Issuance of Shares Upon Conversion of the Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

     The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.


Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. a) 32

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Changes in Securities

     In September 2004, the Company issued an aggregate of 3,063,850 shares of common stock to consultants in exchange for service fees of $1,072,348. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.


     In September 2004, the Company issued an aggregate of 2,000,000 shares of common stock to officers in exchange for services rendered of $700,000. Valuation of the common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.


Subsequent Events to quarter end.

     To obtain funding for our ongoing operations, we entered into a Security Agreement with Laurus Master Fund, Ltd. on October 8, 2004 for the sale of (i) a $1,000,000 principal amount convertible Secured Revolving Note, (ii) a $500,000 principal amount convertible minimum borrowing note, and (iii) warrants to
purchase  461,000  shares  of  common   stock.


     Each of the convertible notes accrues interest at a rate per annum equal to the greater of

     -    the prime rate published in The Wall Street Journal plus 3%; or
     -    7%.

     subject to possible downward adjustment if:

     - we shall have registered the shares of our common stock underlying the conversion of such convertible notes and the related warrants; and
     - the volume weighted average price of the common stock as reported by Bloomberg, L.P. on the principal market for the five trading days immediately preceding an interest payment date (the "Market Price") under such convertible notes exceeds the then applicable fixed conversion price by 25%, in which event the interest rate for the succeeding calendar month shall automatically be reduced by 2.0% for each incremental 25% increase in the Market

Price of our common stock above the then applicable fixed conversion price. Each of the convertible notes has a maturity date of October 8, 2007.

     The Secured Revolving Note is a revolving note with funding available based upon eligible accounts receivable. All of our accounts receivable will be applied to paying off the $1,000,000 note, and we will be allowed to borrow 90% of eligible accounts receivable, up to the $1,000,000 at any time. In addition, pursuant to the $500,000 minimum borrowing note, we agreed not allow the amount borrowed and outstanding to Laurus Master Fund to be less than $500,000 during the next two years.

     The outstanding principal and accrued interest under the convertible Secured Revolving Note and Minimum Borrowing notes are convertible, at the holder's option, into shares of our common stock at a conversion price equal to $0.71 per share. The Minimum Borrowing Note may be prepaid by us in cash by paying to the holder 130% of the principal and related accrued and unpaid interest thereon being prepaid.

     These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.   Defaults by the Company upon its Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

         None

Item 5.   Other Information

     In October, 2004, the Company appointed William Nalls as Chief Operations Officer of Hesperia Holding, Inc replacing Gene Cloud.

Press Releases

Subsequent to quarter end

     On October 4, 2004, the Company announced in a press release, (filed herewith as exhibit 99-1), an agreement to provide trusses to Classic Homes Inc for an upcoming residential project. Classic Homes Inc is a developer in the Pahrump, NV area

     On October 11, 2004, the Company announced in a press release, (filed herewith as exhibit 99-2), that it currently is operating with a backlog of six weeks on new roof and truss orders helping to propel the monthly Inland Empire Purchasing Manager's Index 2.5 percent from it's August level.

     On October 13, 2004, the Company announced in a press release (filed herewith as exhibit 99-3) and through filing of an 8K on October 8, 2004 that it had completed a $1 million financing Laurus Master Fund, Ltd, a New York City based institutional fund. Under the agreement, the Company issued a $1.0 million secured convertible term note with an initial interest rate of prime plus 3 percent, secured by assets of the Company.

Consulting Agreements

     On August 2, 2004, the Company entered into a letter of agreement with The Investor Relations Group Inc. ("IRG") IRG agreed to provide the Company with investor relations services. These services may include overall management of the corporate communications program, designing a corporate fact sheet that can readily be mass produced for distribution to brokers, analysts, and other industry personnel, assistance with compiling promotional materials, writing and editing news releases and other corporate materials. The letter agreement was attached to previously filed 10QSB filed for the quarter ended June 30, 2004 as exhibit 10-3.

     On September 23, 2004, the Company entered into an agreement with Edaddywarbucks to provide a massive regional and national advertising campaign. Edaddywarbucks will provide strategic marketing and will assist to facilitate leverage and barter arrangements with national media and to build brand awareness and consumer acceptance. The agreement is attached hereto as exhibit 10-1


Item 6.   Exhibits

          Exhibits

          10.1 Media Agreement, dated as of September 16, 2004, between the Company and edaddywarbucks

          31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

          99.1 - Press release dated October 4, 2004

          99.2 - Press release dated October 11, 2004

          99.3 - Press release dated October 14, 2004

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HESPERIA HOLDING, LTD.

Date:  November 15, 2004                   By: /s/ DONALD SHIMP
                                               ----------------
                                                   Donald Shimp
                                                   President
                                                  (Principal Executive Officer)

Date:  November 15, 2004                   By: /s/ STEVE CHAUSSY
                                               -----------------
                                                   Steve Chaussy
                                                   Chief Financial Officer