Form 10KSB
period 2004-01-31
HESPERIA HOLDING INC
filed 2005-03-08
CIK 1109329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

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

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of March 1, 2005 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $418,520.63, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin Board for that date.

     The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2005, was 16,151,467 shares, held by approximately 150 stockholders.

     The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $11,267,045.

     Transitional Small Business  Disclosure Format (check one): Yes     No X
                                                                    ---    ---

                             HESPERIA HOLDING, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I                                                                                                      Page
      Item 1.    Business..................................................................................   1
      Item 2.    Properties................................................................................   4
      Item 3.    Legal Proceedings.........................................................................   4
      Item 4.    Submission of Matters to a Vote of Security Holders.......................................   4

PART II
      Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................    6
      Item 6.    Management's Discussion and Analysis of Financial Condition and Results Of Operations....   10
      Item 7.    Financial Statements.....................................................................  F-1
      Item 8.    Changes in and Disagreements with Accountants on Auditing and Financial Disclosure.......   19
      Item 8A.   Controls and Procedures..................................................................   19
      Item 8B.   Other Information........................................................................   19

PART III
      Item 9.     Directors and Executive Officers of the Registrant.......................................  20
      Item 10.    Executive Compensation...................................................................  22
      Item 11.    Security Ownership of Certain Beneficial Owners and Management...........................  23
      Item 12.    Certain Relationships and Related Transactions...........................................  24

PART IV
      Item 13.    Exhibits.................................................................................  25
      Item  14.   Principal Accountant Fees and Services .... .............................................  26

      Signatures...........................................................................................  27

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

     In this form 10-KSB references to "HESPERIA", "the Company", "we," "us," and "our" refer to HESPERIA HOLDING, INC.




                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background

     Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) entered into a merger agreement dated January 20, 2003 with Hesperia Holding Corp., a California corporation. Pursuant to the terms of the Merger Agreement, Hesperia Holding Corp. merged with and into Hesperia Holding, Inc. on April 10, 2003.

     The Merger was consummated on April 10, 2003, at which time a Certificate of Merger was filed in the State of Nevada and State of California. Under the terms of the Merger, we issued 10,415,845 shares of our common stock to the stockholders of Hesperia Holding Corp. in exchange for 100% of the issued and outstanding common stock of Hesperia Holding Corp. Our then sole stockholder retained 50,000 shares of common stock and cancelled 6,454,370 shares resulting in 10,465,845 shares being issued and outstanding.

     Hesperia Holding Corp. was formed in July 2002, as a California corporation, and was a holding company for its subsidiary, Hesperia Truss, Inc., which was formed in 1996. Hesperia Truss, a prefabricated wood truss manufacturer, provides custom designed wood trusses to the residential construction market.

Products and Services

     Floor Trusses. Floor trusses are used for multi-story structures, and as such are used as substitutes for floor joints. We specialize in producing floor trusses for all size projects - up to 30 feet long and 28 inches deep. While floor trusses are more cost-effective for most projects than other engineered joists, each truss is custom designed to fit its respective project to specifications. The floor trusses are open web, providing space for plumbing, electrical and ductwork.

     Roof Trusses. Roof trusses are used for both single-story and multi-story structures.

     Both floor and roof trusses are more cost-effective than conventional floor and roof framing. Wood trusses enable ease of handling and work, and have also become standard within the construction industry.

Operations

     Our operation is set up to design, manufacture and transport floor and roof trusses. The following describes the process in which we receive orders, develop plans, manufacture and ship our goods:

     1. Receive Bid Proposal - We have a dedicated salesperson continually soliciting new business from general, residential, custom and tract, as well as commercial contractors. The salesperson calls on previous customers as well as on new contractors located through the Yellow Pages and referrals. He then receives bid proposals, which are given to the engineering/bid department.

     2. Accurately Develop Bid - We generally structure our bids based on the cost of lumber and the expected complexity of the manufacturing process. The engineering/drafting department receives design plans from the contractor and then gauges the amount of lumber needed to manufacture the necessary trusses. The bid proposal takes approximately one day to develop.

     3. Prepare Design Schematics - We develop truss layouts using architectural blueprints supplied by contractors, building owners or framers. We use Mitek software to design the truss layout. The software then produces tangible blueprints used to manufacture the trusses in the yard. It takes approximately one day to prepare the design schematics.

     4. Manufacture Trusses - Once the cutting/production department receives the blueprints it cuts the wood to the specifications on the design blueprints. The cut pieces of lumber are then brought to the production area where builders fit the different wood pieces together with metal connectors. To completely fasten the different components, the entire truss is fed through a roller machine, which presses all the metal bindings firmly to the wood. The finished trusses are then held until delivery. The number and size of orders determines the length of time to fulfill any particular contract.

     5. Distribution of Trusses to Customer - All the trusses are loaded on a delivery truck and shipped to the building site.

Agreement with Home Depot

     On February 8, 2005, we, through one of our operating subsidiaries, Hesperia Truss Inc, became a licensed vendor of The Home Depot Inc. Pursuant to this agreement, we became a supplier of custom-order trusses for 123 Home Depot stores in Southern California and Nevada. The 123 Home Depots will now offer custom-built trusses to customers and contractors as part of the services and products they provide. When a customer or contractor places an order for custom-built trusses through Home Depot, the Home Depot will place the order with us, and we will bill and be paid directly by the Home Depot. The agreement does not provide for a minimum order guarantee, but for trusses on an as-needed basis.

Suppliers

     We are serviced by a diverse supplier base. We have ready access to alternate suppliers for each product type. The following table lists our major suppliers:

     Supplier              Product Service               Length of               Average  % of Annual
                                                         Relationship            Purchase
     Burns Lumber          Lumber                        7 Years                 14%
     Valley Lumber         Lumber                        3 Years                  5%
     Garard Lumber         Lumber                        7 Years                  4%
     Mitek                 Engineering & Metal Plates    2 Years                  6%

Additionally, we utilize the following suppliers:

Hesperia Wholesale Lumber
Universal Forest Products
Washington Pacific
Weyerhaeuser
Seemac, Inc.

Markets and Customers

     We primarily cater to general contractors. Contractors tend to prefer using trusses because they provide a stable roof structure, and are easy to use, install and adjust to specifications. The following table outlines our primary markets and the products we provide to each market.

Market                             Product Service
General Contractors                Trusses
Framing Contractors                Trusses
Owner Builders                     Trusses
Resale Distributors                Trusses

     General Contractors - HHI sells the majority of its trusses to general contractors of custom and track residential homes as well as commercial building contractors.

     Framing Contractors - Framing contractors are the second largest revenue generating market for HHI. These contractors focus only on trusses. They are subcontracted by general contractors to install only trusses for buildings.

     Owner Builders - Owner builders represent 10% of HHI's revenue. These customers are individual building owners who need to redo their roof and roof structures. They come to Hesperia with specific blueprints and HHI manufactures trusses to their specifications.

     Resale Distributors - Resale distributors represent the smallest market in which HHI caters. Resale distributors are large businesses that purchase prefabricated trusses from HHI for resale.

Geographic Region

     We provide our trusses to the California, Southern Nevada and Arizona regions.

Customers

     We have conducted a majority of our business with repeat customers. Our significant customers are indicated below:

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

Sales and Marketing

     We do not actively market our products; rather, we rely on word-of-mouth referrals and we employ an inside sales person dedicated to developing new business.. The majority of bid proposals are received through referrals. Our inside salesperson contacts contractors through industry contacts and the phone book, as well as referrals from other contractors.

Direct Selling

     Since our inception, we have established extensive personal contacts in the construction industry. We consider any individual who has direct contact with a customer via personal, phone, letter or any other mode of contact, as a salesperson. We train our employees as though they are salespeople, teaching them to always portray themselves as our representatives.

Industry Outlook/Competition

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

Inland Empire Outlook

     The Inland Empire, usually defined as Riverside and San Bernardino Counties, is one of California's largest economies. If it were a state, its $60 billion in total personal income would rank 32nd, just behind Kansas. The Inland Empire has considerably more open space for new housing (the principle reason for its population growth) and industrial expansion.

     The Inland Empire sustains over 1,000,000 jobs. This accounts for 14% of all jobs in Southern California per CA Employment Development Department. The Inland Empire, as a whole, recorded very healthy residential and nonresidential construction growth - with a 30.87% increase in new building permits from September, 2003 to 2004 per the US Census Bureau. In addition, our second market area, Nye County, Nevada was ranked second in July, 2004 by the National Association of Home Builders with a 36.5 percent growth rate for active adult home contruction. To some extent this growth represents a spillover effect of strong employment expansion in neighboring areas such as Orange and San Diego counties in California and Clark County, Nevada.

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

Employees

     We currently have 85 full time employees. Our employees are primarily at the production level followed by sales and design, administration and executive positions. Currently, there exists no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

ITEM 2.   DESCRIPTION OF PROPERTY

     We maintain our principal office at 9780 "E" Avenue, Hesperia, California 92345. Our telephone number at that office is (760) 244-8787 and our facsimile number is (760) 244-2215.

     We lease 3,900 square feet of office space at our principal office. The monthly rent is $2,000. In addition, we also lease manufacturing fields in Pahrump, Nevada at a monthly rent of $4,500. We lease the Hesperia, California property on a month-to-month basis from our principal shareholders. The manufacturing field in Pahrump, Nevada is a two year lease agreement expiring March 31,2006 with an option to renew for an additional two years. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. Rent expenses charged to operations during the year ended December 31, 2004 was $91,734.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a written consent of a majority of stockholders dated October 22, 2004, in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

     1. To amend the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 20,000,000 shares to 100,000,000 shares;

     2. To ratify the selection of Russell Bedford Stefanou Mirchandani as independent registered public accounting firm of the Company for the year ending December 31, 2004;

     3. To elect Donald Shimp, Mark Presgraves and Fred Smith to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal; and

     4. To adopt the Company's 2004 Stock Incentive Plan.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our  common  stock is quoted on the OTC  Bulletin  Board  under the  symbol
"HSPR".

     For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                      High($)          Low ($)
                                      ------          --------

  2003
  Fourth Quarter (1)                   1.25            0.50

  2004
  First Quarter                        1.50            0.55
  Second Quarter                       1.20            0.35
  Third Quarter                        1.01            0.35
  Fourth Quarter                       0.85            0.10

  2005
  First Quarter (2)                    0.19            0.09

(1) Our stock first traded on December 12, 2003.
(2) As of March 7, 2005.

DESCRIPTION OF SECURITIES

Common Stock

     We are authorized to issue up to 100,000,000 shares of common stock, par value $.001. As of March 1, 2005, there were 16,151,467 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available thereof. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

Preferred Stock

     We are authorized to issue up to 5,000,000 shares of Preferred Stock, par value $.001. As of March 1, 2005, there were 200,000 shares of preferred stock issued and outstanding. On August 26, 2004, we sold 200,000 shares of preferred stock to one investor for $65,000, net of costs and fees. The shares of preferred stock are convertible into shares of our common stock on an 1:1 basis. In addition, the preferred stock is entitled to a dividend of $0.024 per share, payable quarterly. In addition, in the event of liquidation, the preferred stock is entitled to a liquidation preference of $0.44 per share.

Options

     There are currently no options outstanding.

Warrants

     In connection with a Security Agreement dated October 8, 2004, we have issued 461,000 warrants to purchase shares of common stock. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.79 per share.

Convertible Securities

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

     The outstanding principal and accrued interest under the convertible Secured Revolving Note and Minimum Borrowing notes are convertible, at the holder's option, into shares of our common stock at a conversion price equal to $0.71 per share. The conversion price was subsequently reduced to $0.60 per share triggered by the Company issuing stock at a lower price, per the agreement. The Minimum Borrowing Note may be prepaid by us in cash by paying to the holder 130% of the principal and related accrued and unpaid interest thereon being prepaid.

     Laurus Master Fund has contractually agreed to restrict its ability to convert or exercise its warrant and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

     The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.79 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Penny Stock Regulation.

     Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

     o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    A toll-free telephone number for inquiries on disciplinary actions;
     o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

     Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

     o    The bid and offer quotations for the penny stock;
     o The compensation of the broker-dealer and its salesperson in the transaction;
     o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o Monthly account statements showing the market value of each penny stock held in the customer's account.

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

Recent Sales of Unregistered Securities

     To obtain funding for our ongoing operations, we entered into a Security Agreement with Laurus Master Fund, Ltd. on October 8, 2004 for the sale of (i) a $1,000,000 principal amount convertible Secured Revolving Note, (ii) a $500,000 principal amount convertible minimum borrowing note, and (iii) warrants to purchase 461,000 shares of common stock. The notes were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated under the Act

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

     * All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Hesperia or executive officers of Hesperia, and transfer was restricted by Hesperia Holding, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

Overview

     We are a manufacturer of custom-built floor and roof trusses. Trusses are rigid frameworks, made of wooden beams and metal brackets, designed to support specific structures, such as roofs or floors. Our operation is set up to design, manufacture and transport floor and roof trusses. We operate through our wholly-owned subsidiaries Hesperia Truss, Inc. and Pahrump Valley Truss, Inc.

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

         o stock-based compensation; and

         o revenue recognition.

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

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

     For  revenue  from  product  sales,  the  Company   recognizes  revenue  in
accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

     SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that the customer and we jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

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

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


Results of Operations for the Years Ended December 31, 2004 and 2003 Compared.

                                                         Year Ended December 31,    Year Ended December 31,
                                                                  2004                        2003
                                                       -------------------------    -------------------------

Revenues                                                         $   11,267,045                $   8,141,656

Cost of Goods Sold                                                   (8,379,016)                  (6,755,636)

         Operating Expenses                                          (5,192,235)                  (2,052,047)

         Other Expense                                                  (43,757)                     (11,435)
                                                        ------------------------    -------------------------

Net (Loss)                                                      $    (2,347,963)               $    (677,462)
                                                       =========================    =========================

Revenue


                                                                                            Increase/(decrease)
                                                   2004                  2003                  $              %
------------------------------------------ ---------------------- -------------------- ------------------ -----------
For the year ended December 31:
     Revenue                                        $  11,267,045         $  8,141,656        $ 3,125,389         38%

     Revenues for the year ended December 31, 2004 were $11,267,045 compared to revenues of $8,141,656 in the year ended December 31, 2003. This resulted in an increase in revenues of $3,125,389, or 38%, from $8,141,656 in the same period one year ago. The increase in revenue was due to an aggressive approach the Company has taken to pursue additional market share. Additionally, the Company expanded its operations by establishing a production yard in May, 2004 in Pahrump, Nevada to service existing and new customers in the Nye and Clark county (Southern Nevada/Las Vegas area) adding to the overall sales for Hesperia Holding, Inc.

     Due to unprecedented rainfall in the winter of 2004-2005 in the Southwest; the Company's revenues for first quarter, 2005 are expected to be adversely affected due to the fact that residential and commercial contractors have been forced in many cases to delay their initial foundation work until the ground is more suitable for building. Although the work is postponed, it is not canceled; the Company expects to recover the work volume once the wet season is completed.

Cost of goods sold/Gross profit percentage of revenue


                                                                                            Increase/(decrease)
                                                        2004               2003                    $               %
 -------------------------------------------- -------------------- -------------------- ----------------- ------------

For the year ended December 31:
                         Cost of goods sold           $8,379,016           $6,755,636        $1,623,380          24%
                                             -------------------- -------------------- ----------------- ------------

     Gross profit % of revenue                               26%                  17%
                                             -------------------- --------------------

     Cost of goods sold for the year ended December 31, 2004 was $8,379,016, an increase of $1,623,380, or 24%, from $6,755,636 for the same period ended December 31, 2003. The increase in cost of goods sold was primarily due to the 38% increase in revenues and sales.

     Gross profit as a percentage of revenue increased from 17% for year ended December 31, 2003 to 26% for the year ended December 31, 2004. The increase in gross profit margin was due to an aggressive approach by management to accept only contracts that provide an acceptable margin and rejecting those not meeting expected profitability levels. This approach was adopted mid 2004 with the resulting margin effect outlined below:

            --------------------------- -------------------------
                  Quarter Ended           Gross Profit Margin
            --------------------------- -------------------------
                  Mar. 31, 2004                   18%
            --------------------------- -------------------------
                  June 30, 2004                   15%
            --------------------------- -------------------------
                  Sept. 30, 2004                  32%
            --------------------------- -------------------------
                  Dec. 31, 2004                   37%
            --------------------------- -------------------------

Selling, General and Administrative expenses


                                                                                             Increase/(decrease)

                                                           2004               2003               $             %
--------------------------------------------------- -------------------- ---------------- ----------------- ---------

For the year ended December 31:

   Selling, General & Administrative expenses               $  5,099,385       $1,987,069        $3,112,316      157%

     General and administrative expenses were $5,099,385 for the year ended December 31, 2004 versus $1,987,069 for the year ended December 31, 2003, which resulted in an increase of $3,112,316 or 157%. In 2004, the Company issued stock based compensation to employees, consultants and legal services totaling $2,072,048, an increase of $1,857,033 from 2003. Additionally, the Company added additional operational and administrative personnel to assist with the Company's growth and incurred added legal and other professional and fees in 2004 in conjunction with its debt structure placement in 2004.

Net Income (Loss)

                                                                                           Increase/(decrease)


                                                  2004                    2003                      $               %
 -------------------------------------------- -------------------- ------------------ -------------------- -----------

For the year ended December 31:
     Net Loss                                        $ (2,347,963)        $ (677,462)        $ (1,670,501)      (247%)


     The net loss for the year ended December 31, 2004 was $2,347,963, verses a loss of $677,462 for the year ended December 31, 2003, a change in net loss of $1,670,501 or 247%. The substantial increase in the net loss was primarily due to the substantial increase in Selling, General, and Administrative expenses.

     In fourth quarter 2004, the Company achieved a net income of $141,473 inclusive of one time loan origination and related expenses compared to a net loss of $91,239 in fourth quarter 2003. Loan origination and other related expenses recorded in fourth quarter 2004 totaled $123,364. Without these incurred costs; our net profit for the fourth quarter would have been $264,834. The change from a 2003 to 2004 fourth quarter reflects management's aggressive approach in margin acceptability.

Off-Balance Sheet Arrangements

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Liquidity and Capital Resources at December 31, 2004 Compared with December 31,2003.

     The following table summarizes total assets, accumulated deficit and stockholders' equity.


                                                           December 31, 2004   December 31, 2003
                                                         -------------------- -------------------
         Total Assets                                              $1,386,644           $676,619
                                                         ==================== ===================

         Accumulated Deficit                                     $(3,607,897)        $(1,259,934)
                                                         ==================== ===================

         Stockholders' Equity (Deficit)                            $(890,523)          $(679,608)
                                                         ==================== ===================

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of December 31, 2004, we had current assets of $1,084,607 and current liabilities of $1,186,098, which resulted in a working capital deficit of $101,491. As a result of our net loss of $2,347,963, adjusted principally for an increase in stock based compensation of $2,072,048, our cash flow deficit from operations was $795,234 during the year ended December 31, 2004. We used $173,624 of cash to acquire new property and equipment during the period. We met our cash requirements during the period through putting in place a $1,000,000 secured convertible revolving note, receipts of $65,000 from sale of preferred stock, net of costs and fees, and receipts of $158,881 from shareholder advances and notes from related parties, net of repayments.

     Additional funding is in currently being sought. There is no guarantee that we will be successful in raising the funds required.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

     The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

     On August 2, 2004 we announced the completion of an asset-based credit line for $1,000,000 with Mercantile Capital, LP. We intended to utilize the credit line for working capital purposes to sustain our annual growth rate we have averaged over the past 2 years. In October 2004, this credit line was paid in full and was replaced by a Security Agreement with Laurus Master Fund, Ltd.

     To obtain funding for our ongoing operations, we entered into a Security Agreement with Laurus Master Fund, Ltd. on October 8, 2004 for the sale of (i) a $1,000,000 principal amount convertible Secured Revolving Note, (ii) a $500,000 principal amount convertible minimum borrowing note, and (iii) warrants to purchase 461,000 shares of common stock. Upon execution of the Security Agreement with Laurus Master Fund, we paid off and closed the asset-based credit line with Mercantile Capital, LP.

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

     The Secured Revolving Note is a revolving note with funding available based upon eligible accounts receivable. All of our accounts receivable will be applied to paying off the $1,000,000 note, and we will be allowed to borrow 90% of eligible accounts receivable, up to the $1,000,000 at any time. In addition, pursuant to the $500,000 minimum borrowing note, we agreed not allow the amount borrowed and outstanding to Laurus Master Fund to be less than $500,000 during the next two years. As of March 4, 2005, the Company had $784,818 borrowed and $215,182 available under the Secured Revolving Note.

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

     Laurus Master Fund has contractually agreed to restrict its ability to convert or exercise its warrant and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

     Our obligations under the Security Agreement and the Notes are secured by a pledge by us of shares representing 100% of the share capital of our wholly-owned subsidiaries Hesperia Truss, Inc. and Pahrump Valley Truss, Inc., a guaranty of such obligations by each of our subsidiaries, and the grant of a security interest by each of our subsidiaries in their respective assets.

     Laurus Master Fund shall not be entitled to be issued shares of common stock in repayment of any portion of the Notes or upon exercise of either of the Warrants if and to the extent such issuance would result in Laurus Master Fund and its affiliates beneficially owning more than 4.99% of the issued and outstanding common stock upon such issuance, unless Laurus Master Fund shall have provided at least 75 days prior written notice to us of its revocation of such restriction.

     Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. As of December 31, 2004, the conversion price has been reset to $0.60 per share.

     130% of the full principal amount of the convertible notes are due upon default under the terms of convertible notes.

     The warrants are exercisable until seven years from the date of the Security Agreement at a purchase price of $0.79 per share. Laurus Master Fund is entitled to exercise the warrants on a cashless basis.

Inflation and Seasonality

     The effect of inflation on our revenues and operating results was not significant. Although seasonality has not been an issue with our operations in the past since we are in California and Nevada; the winter of 2004-2005 is expected to have an adverse affect on our revenue for first quarter, 2005. As described under revenues in this section, it is management's opinion that since the weather has caused construction delays, not cancellation, the adverse affect on our revenues is only temporary.

Risk Factors

     Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $2,347,963 and $677,462 for the year ended December 31, 2004 and 2003, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

     We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $300,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

     Although we typically buy our lumber in the open market, we purchased approximately 86% of our lumber from 6 suppliers in fiscal 2003. However, we might be unable to purchase adequate lumber supplies to meet its needs. To the extent we encounter adverse lumber prices or are unable to procure adequate supplies of lumber, our financial condition and results of operations could be materially adversely affected.

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

     Our  officers  and   directors,   in  the   aggregate,   beneficially   own
approximately  76%  of  our  outstanding  common  stock.  As  a  result,   these
stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 7.   FINANCIAL STATEMENTS

                             HESPERIA HOLDING, INC.
                          Index to Financial Statements

--------------------------------------------------------------------------------


                                                                     Page No.
Report of Independent Registered Certified Public Accountants         F-1
Consolidated Balance Sheet:
December 31, 2004 and 2003                                            F-2

Consolidated Statements of Operations:
For the years ended December 31, 2004 and 2003                        F-3

Consolidated Statements of Deficiency in Stockholders' Equity:
For the years ended December 31, 2004 and 2003                        F-4

Consolidated Statements of Cash Flows:
For the years ended December 31, 2004 and 2003                     F-5 - F-6

Notes to Consolidated Financial Statements                         F-7 - F-21

                    RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hesperia Holding, Inc.
Hesperia, California

     We have audited the accompanying consolidated balance sheets of Hesperia Holding, Inc. and its subsidiaries (the "Company"), as of December 31, 2004 and 2003 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                   RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   Certified Public Accountants

McLean, Virginia
February 9, 2005

                             Hesperia Holding, Inc.
                           Consolidated Balance Sheets
                        As of December 31, 2004 and 2003

                                                                                 2004                  2003
                                                                        ===============       ===============
ASSETS
Current assets:
Cash and cash equivalents                                               $        4,966        $            -
Accounts receivable, net of allowance for doubtful accounts of
$173,942 and $9,311 at December 31, 2004 and December 31, 2003,
respectively                                                                   583,973               339,897

Inventory (Note C)                                                             284,792               163,007

Due from employees                                                                 525                   650

Prepaid expenses                                                               210,351                     -
                                                                        ---------------       ---------------
Total current assets                                                         1,084,607               503,554

Property and equipment, net of accumulated depreciation of
$254,187 and $166,337 at December 31, 2004 and December 31,
2003, respectively (Note D)                                                    302,037               173,065

Total assets                                                            $    1,386,644        $      676,619
                                                                        ===============       ===============
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available funds                             $            -        $      219,856

Accounts payable and accrued liabilities (Note E)                              779,877               653,418

Deferred revenue (Note A)                                                      247,993               190,678

Notes payable, current portion (Note F)                                         11,461                56,450

Notes payable to related parties, current portion (Note F and I)                96,373                     -

Advances from related parties (Note I)                                          50,394                     -
                                                                        ---------------       ---------------
Total current liabilities                                                    1,186,098             1,120,402

Long-term liabilities:

Advances from related parties (Note I)                                               -               235,825
Line of credit (Note G)                                                        806,393                     -

Notes payable, long-term portion (Note F)                                       36,737                     -
Notes payable to related parties, long-term portion (Note F and
I)                                                                             247,939                     -
                                                                        ---------------       ---------------
Total long-term liabilities                                                  1,091,069               235,825

Commitment and Contingencies (Note L)

(Deficiency in) stockholders' equity:
Preferred stock, par value; $.001; authorized 5,000,000 shares;
200,000 shares and none issued and outstanding at December 31,
2004 and December 31, 2003, respectively (aggregate liquidation preference, including dividends in arrears, totaling $88,480 as
of December 31, 2004)  (Note H)                                                    200                     -
Common stock, par value; $.001, authorized 100,000,000 and
20,000,000 shares at December 31, 2004 and 2003, respectively;
16,851,467 and 11,510,845 shares issued and outstanding at
December 31, 2004 and 2003, respectively (Note H)                               16,851                11,511
Preferred stock dividend (Note H)                                              (40,000)                    -

Additional paid-in capital                                                   2,740,323               568,815

Accumulated deficit                                                         (3,607,897)           (1,259,934)
                                                                        ---------------       ---------------
Total (deficiency in) stockholders' equity:                                   (890,523)             (679,608)
Total liabilities and (deficiency in) stockholders' equity:             $    1,386,644        $      676,619
                                                                        ===============       ===============

           See accompanying notes to consolidated financial statements

                             Hesperia Holding, Inc.
                      Consolidated Statements of Operations
                 For The Years Ended December 31, 2004 and 2003


                                                                              2004                  2003
                                                                        ===============       ===============
Revenues:
  Sales, net                                                            $   11,267,045        $    8,141,656


Cost of goods sold                                                           8,379,016             6,755,636
                                                                        ---------------       ---------------

Gross profit                                                                 2,888,029             1,386,020


Selling, general and administrative                                          5,099,385             1,987,069

Depreciation (Note D)                                                           92,850                64,978
                                                                        ---------------       ---------------
Total operating expenses                                                     5,192,235             2,052,047
                                                                        ---------------       ---------------

(Loss) from operations                                                      (2,304,206)             (666,027)

Other income (expense):

Debt forgiveness (Note I)                                                            -                31,224

Interest income (expense), net                                                 (43,757)              (42,659)
                                                                        ---------------       ---------------
Total other income (expense)                                                   (43,757)              (11,435)


Net  (loss) before provision for income taxes                               (2,347,963)             (677,462)


Provision for income taxes                                                           -                     -
                                                                        ===============       ===============
Net (Loss)                                                              $   (2,347,963)       $     (677,462)

Preferred stock dividend - beneficial conversion feature (Note H)              (40,000)                    -
Cumulative convertible preferred stock dividend requirements (Note H)             (480)                    -
                                                                        ---------------       ---------------
(Loss) available to common shareholders                                 $   (2,388,443)       $     (677,462)
                                                                        ===============       ===============
Loss per share (basic and fully diluted) (Note K)                       $        (0.18)       $        (0.06)
                                                                        ===============       ===============

Basic and diluted weighted average number of shares outstanding             13,282,586            10,549,809
                                                                        ===============       ===============


           See accompanying notes to consolidated financial statements

                              Hesperia Holding, Inc
         Consolidated Statements of (Deficiency in) Shareholders' Equity
                 For the Years Ended December 31, 2004 and 2003

                                                                                      Additional  Preferred
                                       Preferred     Stock      Common     Stock      Paid-In     Stock      Accumulated
                                        Stock      Amount      Stock      Amount      Capital     Dividend    Deficit       Total
                                       --------    -------   ----------  ---------   ----------   --------  ------------ -----------
Balance at December 31, 2002                  -     $    -   10,201,845  $  10,202   $  201,471   $     -      (582,472) $ (370,799)
Issuance of common stock in connection
with merger with Hesperia Holding,
Inc. (formerly Saveyoutime.com, Inc.)         -          -   10,415,845     10,416            -         -             -      10,416
Cancellation of common stock in
connection with merger with Hesperia
Holding, Inc.                                 -          -  (10,415,845)   (10,416)           -         -             -    (10,416)
Common stock retained in reverse
merger valued at $1.00 per share              -          -       50,000         50       49,950         -                    50,000
Issuance of common stock at $1.00 per
share, in exchange for cash, net of
costs and fees                                -          -       30,000         30       29,970         -             -      30,000
Operating expenses paid by Company's
principal shareholders                        -          -            -          -       73,638         -             -      73,638
Issuance of common stock in exchange
for services rendered at approximately
$0.18 per share                               -          -    1,229,000      1,229      213,786         -             -     215,015

Net (loss)                                    -          -            -          -            -         -      (677,462)   (677,462)
                                       --------  ---------   ----------  ---------   ----------   --------  ------------ -----------
Balance at December 31, 2003                  -     $    -   11,510,845  $  11,511   $  568,815   $     -   $(1,259,934) $ (679,608)
                                       ========  =========   ==========  =========   ==========   ========  ============ ===========
Issuance of preferred stock at $0.40
per share, in exchange for cash, net
of costs and fees                       200,000        200            -          -       64,800         -             -      65,000
Issuance of common stock in exchange
for services rendered at approximately
$0.39 per share                               -          -    5,340,622      5,340    2,066,708         -             -   2,072,048
Beneficial conversion feature of
preferred stock                               -          -            -          -       40,000   (40,000)            -           -

Net (loss)                                    -          -            -          -            -         -    (2,347,963) (2,347,963)
                                       --------  ---------   ----------  ---------   ----------   --------  ------------ -----------
Balance at December 31, 2004            200,000    $   200   16,851,467  $  16,851   $2,740,323  $(40,000)  $(3,607,897) $ (890,523)
                                       ========  =========   ==========  =========   ==========   ========  ============ ===========

           See accompanying notes to consolidated financial statements

                             Hesperia Holding, Inc.
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2004 and 2003

                                                                              2004                   2003
                                                                        ---------------       ---------------
Cash flow from operating activities:
Net (loss)                                                              $   (2,347,963)        $    (677,462)
Adjustments to reconcile net (loss) to cash provided by (used in)
operations:

Depreciation (Note D)                                                           92,850                64,978

Common stock issued in exchange for services rendered (Note H)               2,072,048               215,015

Common stock issued in connection with reverse merger (Note H)                       -                50,000

Expenses paid by Company's principal stockholders (Note I)                           -                73,637

Interest forgiveness from stockholders (Note I)                                      -               (31,224)

(Increase) decrease in accounts receivable, net                               (244,076)              147,837

(Increase) decrease in prepaid expenses and others                            (210,226)                1,031

(Increase) in inventories                                                     (121,785)             (112,464)

Increase (decrease) in cash disbursed in excess of available fund             (219,856)               98,507

Increase in deferred revenue                                                    57,315               190,678

Increase in accounts payable and accrued liabilities                           126,459               294,775
                                                                        ---------------       ---------------
Net cash provided by (used in) operations                                     (795,234)              315,308

Cash flows from investing activities:

Capital expenditures                                                          (173,624)             (125,192)
                                                                        ---------------       ---------------
Net cash used in investing activities                                         (173,624)             (125,192)

Cash flows from financing activities:

Borrowing from line of credit, net of repayments (Note G)                      806,393               (54,427)

Proceeds from (repayments of) related party advances                            50,394                  (336)

(Repayments of) notes payable                                                  (56,450)              (31,424)

Repayments of other advances, net                                                    -              (162,537)

Proceeds from notes payable to related party, net of repayments                108,487                     -
Proceeds from sale of preferred stock, net of costs and fees (Note
H)                                                                              65,000                     -

Proceeds from sale of common stock, net of costs and fees (Note H)                   -                30,000
                                                                        ---------------       ---------------
Net cash provided by (used in) financing activities                            973,824              (218,724)


Net increase (decrease) in cash and cash equivalents                             4,966               (28,608)

Cash and cash equivalents at beginning of the year                                   -                28,608
                                                                        ---------------       ---------------
Cash and cash equivalents at end of the year                            $        4,966        $            -
                                                                        ===============       ===============


           See accompanying notes to consolidated financial statements

                             Hesperia Holding, Inc.
                Consolidated Statements of Cash Flows (Continued)
                 For the Years Ended December 31, 2004 and 2003

                                                                            2004                   2003
                                                                            ----                   ----
Supplemental Disclosure of Cash Flows Information:


Cash paid during the period for interest                          $       43,757              $       13,295

Cash paid during the period for income taxes                      $            -              $            -

Expenses paid by Company's principal stockholders                 $            -              $       73,637

Interest forgiveness from stockholders                            $            -              $       31,224

Common stock issued in exchange for services rendered (Note H)    $    2,072,048              $      215,015

Notes Payable issued in exchange for property and equipment (Note
F)                                                                $       58,513              $            -

Repayments of notes payable issued in exchange for property and
equipment (Note F)                                                $      (10,315)             $            -


Preferred stock dividends - beneficial conversion feature (Note H)
Acquisition: (Note B)                                             $       40,000              $            -


Assets acquired                                                   $            -              $            -

Liabilities assumed                                               $            -              $            -

Organization costs                                                $            -              $      (50,000)

Common stock retained in reverse merger                           $            -              $       50,000

                                                                  ---------------             ---------------
Net cash paid for acquisition                                     $            -              $            -
                                                                  ===============             ===============

           See accompanying notes to consolidated financial statements

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of December 31, 2004 and 2003 were $247,993 and $190,678, respectively.

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

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $9,517 and $11,904 of advertising costs for the years ended December 31, 2004 and 2003, respectively.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures                              5 years
Office equipment                                    3 years
Manufacturing equipment and vehicles                3 to 10 years
Leasehold improvement                               2 years

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

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2004 and 2003.

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004.

Liquidity

As shown in the accompanying financial statements, the Company incurred net losses of $2,347,963 and $677,462 for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2004 the Company's current liabilities exceeded its current assets by $101,491.

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

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained                                                 $ 50,000
Excess of liabilities assumed over assets acquired                           -
                                                             ------------------
Total consideration paid                                              $ 50,000
                                                             ==================

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of trusses available for sale to contract customers along with raw materials and work-in progress.

Components of inventories as of December 31, 2004 and 2003 are as follows:

                                   2004                2003
                                   ----                ----
Raw materials                    $150,090            $ 71,139
Work-in progress                   52,780               9,200
Finished goods                     81,922              82,668
    Total                        $284,792            $163,007

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2004 and 2003 consists of the following:

                                                   2004             2003
                                                   ----             ----
Furniture and Fixtures                          $   7,990         $  7,990
Office Equipment                                   55,231           16,066
Manufacturing equipment and vehicles              438,943          297,994
Leasehold improvements                             54,060           17,352
     Total                                        556,224          339,402
Accumulated depreciation                         (254,187)        (166,337)
                                                $ 302,037        $ 173,065

Depreciation  expense  included  as a charge to income  amounted  to $92,850 and
$64,978 for the year-ended December 31, 2004 and 2003, respectively. Additionally, the Company disposed $5,000 of fully depreciated property and equipment during the year ended December 31, 2004.

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are as follows:

                                                     2004          2003
Accounts payable                                  $ 522,671      $369,400
Accrued payroll and payroll taxes                    38,361        66,835
Accrued sales tax payable-current year              218,845        57,970
Accrued sales tax payable-prior year                      -       159,213
                                                  ----------     ---------
  Total                                            $779,877      $653,418

During the year ended December 31, 2003, the Company's wholly-owned subsidiary, Hesperia Truss, Inc. ("Truss"), received an assessment of sales tax liabilities from State Board of Equalization in State of California that Truss's reported sales for the period from October 1998 through December 2001 were significantly different from the audited sales amount concluded by the State Board of Equalization. It was determined that Truss has an additional $169,213 of sales tax liabilities, including interest and penalty. The Company has accrued the assessed liabilities and agreed to make payments of $5,000 per week starting December 22, 2003. As of December 31, 2004, the Company has paid in full the prior year sales taxes liabilities of $169,213.

NOTE F - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at December 31, 2004 and 2003 are as follows:

                                                                      2004            2003
Note payable to shareholder in weekly installments of $574
including interest at 6% per annum, unsecured; maturity date
in April 2008 (Note I)                                              $ 89,894         $    -
Note payable to shareholder in weekly installments of $1,623 including interest at 6% per annum, unsecured; maturity date
in April 2008 (Note I)                                               254,418              -
Note payable to former Company founder in weekly installments of $2,000; non interest bearing; secured by interest in
subsidiary; maturity date in June 2004. The Company has paid
in full the note payable in June 2004.                                     -         51,463
Note payable in monthly installments of $514 including
interest at 1.9% per annum; secured by transportation
equipment; maturity date in January 2009                              24,188              -
Note payable in monthly installments of $510 including
interest at 1.9% per annum; secured by transportation
equipment; maturity date January 2009                                 24,010              -



                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE F - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES (Continued)

 (Continued)                                                             2004           2003
Note payable in monthly installments of $375 including
interest at 2.9% per annum; secured by transportation
equipment; maturity date in July 2004. The Company has paid in
full the note payable in July 2004.                                         -          2,312
Note payable in monthly installments of $419 including
interest at 7.9% per annum; secured by transportation
equipment; maturity date in July 2004. The Company has paid in
full the note payable in July 2004.                                         -          2,675

Total                                                                 392,510         56,450
Less: current portion                                                (107,834)       (56,450)
Long-term portion                                                    $284,676         $    -

Aggregate maturities of long-term debt as of December 31, 2004 are as follows:

              Year                   Amount
              2005                     $107,834
              2006                      114,010
              2007                      120,557
              2008                       49,089
              2009 and after              1,020
                                       --------
                                       $392,510
                                       ========
NOTE G - LINE OF CREDIT

In October 2004, the Company entered into a Security Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus Fund") for the sum of one million dollars ($1,000,000) of revolving loans, with the maturity date on October 8, 2007 (the "Maturity Date"). Pursuant to the Agreement, the Company issued a secured revolving note in the amount of $1,000,000 secured by the Company's accounts receivable, with interest payable monthly at prime rate plus 3%. Additionally, the Company issued an aggregate of 461,000 warrants exercisable at any time after the issuance date at $0.79 per share, expiring October 8, 2011 (Note N).

The Company agreed to maintain minimum borrowing of $500,000 ("Minimum Borrowing") until the Maturity date, but the Company has the option to redeem the Minimum Borrowing by paying to Laurus Fund a sum of money equal to one hundred thirty percent (130%) of the principal amount together with accrued but unpaid interest due arising under the Minimum Borrowing.

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE G - LINE OF CREDIT (Continued)

Laurus Fund has the right, at anytime until the Maturity Date, or during an event of default, to convert all or any portion of the outstanding principal amount and accrued interest and fees due into the Company's restricted shares of common stock at a "Fixed Conversion Price" of $0.71 per share. If the Company, at any time prior to the conversion or repayment in full the principal amount, issues any shares of its common stock or securities convertible to common stock to a person other than Laurus Fund for a consideration per share (the "Offer Price") less than the Fixed Conversion Price, then the Fixed Conversion Price shall be immediately reset to such lower Offer Price. In December 2004, the Company issued common stock to employees and consultants, at $0.60 per share, in exchange for services rendered. Accordingly, the Fixed Conversion Price in connection with the revolving loans has been reset to $0.60 per share.

The Company accounted for the note payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The Fixed Conversion Price exceeded the fair value of the company's restricted common stock at the time the conversion option was granted and at December 31, 2004. Accordingly, there was no beneficial conversion feature in connection with the issuance of the convertible note.

As of December 31, 2004, the outstanding balance of the revolving loans amounted $806,393.

NOTE H - CAPITAL STOCK

At December 31, 2003, the Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share, and 20,000,000 shares of common stock, with a par value of $.001 per share. In October 2004, the majority stockholders of the Company approved an amendment to the Company's Article of Incorporation, as amended, to increase the number of authorized shares of common stock to 100,000,000. As of December 31, 2004 and 2003, the Company has 200,000 and -0- preferred stock issued and outstanding, respectively. As of December 31, 2004 and 2003, the Company has 16,851,467 and 11,510,845 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2003, the Company issued an aggregate of 1,229,000 shares of common stock to consultants in exchange for services valued at approximately $0.18 per average share. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Compensation costs of $215,015 were charged to operations during the year ended December 31, 2003.

                           HESPERIA HOLDING, INC NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE H - CAPITAL STOCK (Continued)

In August 2004, the Company issued an aggregate of 200,000 shares of Preferred Stock in exchange for $65,000 of proceeds, net of costs and fees of $15,000. Attached to the Preferred Stock were 200,000 warrants to purchase 200,000 shares of the Company's common stock at $1.00 per share, exercisable for a period of two years from the date of issuance (Note N). The Preferred Stock has the same voting privileges as the Common Stock. In the event of liquidation, the preferred stock is entitled to a liquidation preference of $0.44 per share plus any dividends in arrears. Each share of Preferred Stock is convertible into one share of the Company's Common stock at $0.40 per share at the option of the holder. The holder of each share of Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of the Company, out of funds legally available therefore, cumulative quarterly cash dividends at the rate of $.006 per share ($0.024 per annum), payable quarterly on the 15th day of January, April, July and October of each year, before any dividend shall be declared, set apart for, or paid upon the Common Stock for such year, and the remainder of the surplus or net earnings applicable to the payment of dividends shall be distributed as dividends among the holders of Common Stock as and when the Board of Directors determines. There were no dividends declared or paid during the year ended December 31, 2004 on the Preferred Stock. Dividends in arrears on the Preferred Stock amounted $480 in the aggregate at December 31, 2004.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Preferred Stock. The Company recognized and measured an aggregate of $40,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the Preferred Stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the Preferred Stock was issued.

During the year ended December 31, 2004, the Company issued an aggregate of 5,340,622 shares of common stock to consultants in exchange for services valued at approximately $0.39 per average share. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Compensation costs of $2,072,048 were charged to operations during the year ended December 31, 2004.

NOTE I - RELATED PARTY TRANSACTIONS

Significant shareholders of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances from shareholders at December 31, 2003 was $235,825. The shareholders agreed not to demand any payments for funds personally advanced to the Company until fiscal year 2005, and accordingly the advances at December 31, 2003 were classified as long-term liabilities. During the first quarter of 2004, the shareholders advanced additional $173,000 to the Company for working capital purpose. The Company repaid $2,500 to the stockholders in January 2004. On March 31, 2004, the Company entered into two formal note agreements with the shareholders and $406,000 of outstanding balance of advances from shareholders are converted into two promissory notes in the amount of $300,000 and $106,000. The remaining $325 of advances that was not converted to notes payable was paid in full in April 2004. The notes payable are in weekly installments of $1,623 and $574, respectively, including interest at 6% per annum with the maturity date in April 2008. As of December 31, 2004, the aggregate unpaid principal balances of the notes are $254,418 and $89,894, respectively (Note F).

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE I - RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2004, significant shareholders and officers of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances due to shareholders and officers at December 31, 2004 was $50,394.

During the year ended December 31, 2003, the Company's principal shareholders paid office expenses on the Company's behalf in a total amount of $73,637. The Company has accounted the expenses paid by shareholders as additional paid-in capital. Two of the Company's principal shareholders also legally released the Company's obligation for $31,224 of accrued interest due to the shareholders during the year ended December 31, 2003. The Company has accounted the interest forgiveness as other income as shown in the accompanying financial statements.

During the year ended  December  31, 2004 and 2003,  the Company  leases  office
spaces  and   manufacturing   fields  from  its  principal   shareholders  on  a
month-to-month basis in California. (Note L).

NOTE J - INCOME TAXES

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

From inception through the date of the merger in April 2003, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay federal corporate income taxes on its taxable income and is not allowed a net operating loss carryover or carry back as a deduction. Instead, the stockholders are liable for individual federal income taxes on their respective shares of taxable income or include their respective shares of the Company's net operating loss in their individual income tax returns.

As a result of the merger, the Company terminated its Subchapter S status. For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,025,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,028,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2004 are as follows:

  Non-Current:
Net operating loss carry forward                      $  1,028,000
                                                 ------------------
Valuation allowance
                                                       (1,028,000)
Net deferred tax asset                                    $      -
                                                 ==================

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE K - EARNINGS (LOSSES) PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                                           2004                2003
Net (loss) available for common stockholders (after Preferred
Stock dividends and Preferred Stock dividends requirements of          $ (2,388,443)      $  (677,462)
                                                                       =============      ============
$40,480 and $0 for the year ended December 31, 2004 and 2003, respectively)

Basic and fully diluted (loss) per share                               $      (0.18)      $     (0.06)
                                                                       =============      ============
Weighted average common shares outstanding                               13,282,586        10,549,809
                                                                       =============      ============

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company leases office spaces and manufacturing fields from its principal shareholders on a month-to-month basis in Hesperia, California. Monthly rents under the lease are $2,000. The Company leases office space in Hesperia, California on a one year lease expiring March 1, 2005 at $1,055 per month. The Company leases a production yard in Pahrump, Nevada on a two-year lease expiring March 31, 2006, at $4,500 per month.

Rental expenses charged to operations during the year ended December 31, 2004 and 2003 were $91,734 and $31,667, respectively. Commitments for minimum rentals under non cancelable leases at December 31, 2004 are as follows:

         2005                               $  56,110
         2006                                  13,500
                                            ---------
         Total                              $  69,610

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE M - BUSINESS CONCENTRATION

The Company does not have any customers accounted for more than 10% of total sales. Purchases from the Company's four major suppliers approximated $2,733,758 or 51% of total purchases for the year ended December 31, 2004 and $2,709,970 or 65% of total purchases for the year ended December 31, 2003. Total accounts payable of $51,077, or 10% of total accounts payable was due to these four suppliers as of December 31, 2004 and $45,189, or 12% of total accounts payable was due to these four suppliers as of December 31, 2003.

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE N - WARRANTS

In August  2004,  the  Company  issued  an  aggregate  of  200,000  warrants  in connection with the issuance of its convertible Preferred Stock (Note H). Additionally, in October 2004 the Company issued an aggregate of 461,000 non-compensatory warrants in connection with the Security Agreement (the "Agreement") with Laurus Master Fund, Ltd. for the sum of one million dollars ($1,000,000) of revolving loans (Note G). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued at December 31, 2004.

                                Warrants Outstanding                                   Warrants Exercisable
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------      ---------------------    --------------    -----------   --------------
         $ 1.00           200,000            1.67                     $ 1.00        200,000          $ 1.00
         $ 0.79           461,000            6.83                       0.79        461,000            0.79
                          -------            ----                     ------        -------          ------
                          661,000            5.27                     $ 0.85        661,000          $ 0.85
                          =======            ====                     ======        =======          ======

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                   Number of             Weighted Average
                                                                     Shares              Price Per Share
       Outstanding at January 1, 2003                                      -                 $     -
          Granted                                                          -                       -
          Exercised                                                        -                       -
          Canceled or expired                                              -                       -
                                                                     -------                 -------
       Outstanding at December 31, 2003                                    -                 $     -
          Granted                                                    661,000                    0.85
          Exercised                                                        -                       -
          Canceled or expired                                              -                       -
                                                                     -------                 -------
       Outstanding at December 31, 2004                              661,000                 $  0.85
                                                                     =======                 =======

The warrants granted during the year ended December 31, 2004 were non-compensatory, and the exercise price was greater than the fair market value of the Company's common stock at the grant date. Accordingly, no imbedded intrinsic value was charge to operations in connection with the issuance of warrants for the year ended December 31, 2004.

NOTE O - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses from operations of $2,347,963 and $677,462, respectively. The Company's current liabilities exceeded its current assets by $101,491 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                              HESPERIA HOLDING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE O - GOING CONCERN (Continued)

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE P - SUBSEQUENT EVENTS

In February 2005, the Company canceled an aggregate of 700,000 shares of its common stock issued to a consultant in September 2004 in exchange for services rendered. The Company was not in satisfactory of the services the consultant rendered, and the consultant agreed and returned a total of 700,000 shares to the Company in February 2005.

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

ITEM 8A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

          None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name and Address             Age    Position Held
Donald Shimp                 48     Chief Executive Officer, President, Director
Mark Presgraves              44     Secretary/Treasurer, Director
Steve Chaussy                50     Chief Financial Officer, Director
William Nalls                38     Chief Operating Officer, Director
Fred Smith                   44     Director

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

Steve Chaussy, Chief Financial Officer, and Director. Mr. Chaussy has been our Chief Financial Officer since June, 2003. From January of 2003 through June of that year, Mr. Chaussy held the position of CPA for Russell, Bedford, Stefanou, Mirchandani, LLC, an accounting firm based in McLean, Virginia. From April of 2000 through December of 2002, Mr. Chaussy was an international business consultant for Largo Vista Group, Inc. Previously, from October of 1994 thorough June of 2003, he served as CFO for Luberski, Inc. in Fullerton, California. Mr. Chaussy graduated from Virginia Polytechnic Institute and State University with a Bachelor of Science in 1977. He is a licensed CPA in Virginia (1978) as well as in California (2003).

William Nalls, Chief Operating Officer and Director. Since October 18, 2004, William Nalls has been the Chief Operations Officer of the Company. Since April of 1996 through the present, Mr. Nalls had been serving as Chief Operations Officer of Hesperia Truss, Inc, the Company's wholly owned subsidiary. Mr. Nalls also previously worked at Don Oaks Lumber, Inc. At Don Oaks Lumber and Hesperia Truss, Mr. Nalls received formal training on truss layout and design.

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

     No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section  16(a) of the  Securities  Exchange  Act of 1934,  as amended  (the
"Exchange Act"), requires Hesperia Holding, Inc. executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Hesperia Holding, Inc. with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2004, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

     We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Nominating Committee

     We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Ethics

     On March 4, 2005, we adopted a written code of ethics that governs all of our officers, directors, employees and contractors. The code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     (2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
     (3)  Compliance with applicable governmental laws, rules and regulations;

     (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
     (5)  Accountability for adherence to the code.

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

Executive Compensation

     The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2004, 2003 and 2002. The remuneration described in the table represents compensation received from Hesperia Truss and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table

                                                                                                       Long Term
                                                          Annual Compensation                        Compensation
-------------------------------- ------ ------------ --------- ----------------- ---------------- ---------- ---------
                                                                 Other Annual
  Name and Principal Position                                    Compensation      Restricted
                                 Year     Salary      Bonus      (Consulting)         Stock        Options    Others
-------------------------------- ------ ------------ --------- ----------------- ---------------- ---------- ---------
Donald Shimp                     2004      $123,400         0                 0                0          0         0
President, CEO                   2003      $116,000         0                 0                0          0         0
                                 2002      $104,000         0                 0                0          0         0

Mark Presgraves                  2004      $123,400         0                 0                0          0         0
Secretary/Treasurer              2003      $116,000         0                 0                0          0         0
                                 2002      $104,000         0                 0                0          0         0

Steve Chaussy (1)                2004      $115,600         0                 0      $350,000 (2)         0         0
CFO                              2003       $54,000         0                 0      $500,000 (3)         0         0
                                 2002             0         0                 0                0          0         0

William Nalls                    2004        65,200         0                 0       $60,000 (4)         0         0
                                 2003        83,200         0                          $5,000 (5)         0         0
                                 2002        81,775         0                                             0         0

Fred Smith                       2004       $82,500         0                 0      $350,000 (2)         0         0
Director                         2003       $70,038         0                 0      $500,000 (3)         0         0
                                 2002       $48,986         0                 0                0          0         0

(1)  Steve Chaussy was hired as CFO on June 18, 2003.

(2) In September, 2004, the Company issued 1,000,000 shares to Steve Chaussy and 1,000,000 shares to Fred Smith for services rendered. The shares issued were valued at the market price of the Company's common stock at the time of issuance

(3) In November 2003, the Company issued 500,000 shares to Steve Chaussy and 500,000 shares to Fred Smith for services rendered. The shares were issued at the time that the Company did not have a historical market price for its common stock and the Company had a substantial negative book value and therefore were recorded at the par value of the common stock.

(4) In October, 2004, the Company issued 100,000 shares to William Nalls for services rendered. The shares were valued at the market price of the Company's common stock at the time of issuance.

(5) In November 2003, the Company issued 5,000 shares to William Nalls for services rendered. The shares were issued at the time that the Company did not have a historical market price for its common stock and the Company had a substantial negative book value and therefore were recorded at the par value of the common stock.

Option/SAR Grants in Last Fiscal Year

     During the fiscal year ended December 31, 2004, no stock or stock options were granted.

Stock Option Plans

     On October 22, 2004, the majority stockholders approved the 2004 Stock Incentive Plan (the "2004 Incentive Plan") and authorized 5,000,000 shares of Common Stock for issuance of stock awards and stock options thereunder. The 2004 Incentive Plan was adopted by the Board of Directors. The primary purpose of the 2004 Incentive Plan is to attract and retain the best available personnel for the Company by granting stock awards and stock options in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.

     The 2004 Incentive Plan will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2004 Incentive Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 2, 2005 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 16,161,467 shares of common stock outstanding.

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

-------------------------------------------------------------------------------------------------------------

               Name of Beneficial Holder (1)                         Number                  Percent
                                                                    of Shares             Of Class (2)
-------------------------------------------------------------------------------------------------------------
Donald Shimp
CEO, President and Chairman                                               4,567,000            28%

Mark Presgraves
Secretary/Treasurer and Director                                          4,584,000            28%

Fred Smith
Director                                                                  1,567,234            10%

Steve Chaussy
Chief Financial Officer and Director                                      1,507,500             9%

William Nalls                                                                                   *
Chief Operating Officer and Director                                        121,000

All Directors & Officers (5 persons) as a Group                          12,346,734            76%

* Less than 1%.

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

(2)  Figures are rounded to the nearest percentage.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Facilities

     Our wholly-owned subsidiary Hesperia Truss, Inc., occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by two of our directors and stockholders, Mark
Presgraves and Donald Shimp. We rent the facility and surrounding land for $24,000 per year.

Loans Payable/Receivable

     We have outstanding loans payable to Donald Shimp, Mark Presgraves, and Steve Chaussy; our current President, Secretary and Treasurer and Chief Financial Officer, respectively, in the amount of $394,706 as of December 31, 2004.

     During the year ended December 31, 2003, our principal stockholders paid office expenses on our behalf in a total amount of $73,637. We have accounted for the expenses paid by stockholders as additional paid-in capital. Two of our principal stockholders also legally released our obligation for $31,224 of accrued interest due to the stockholders during the year ended December 31, 2003. We have accounted for the interest forgiveness as other income as shown in the accompanying financial statements.

     We maintain our principal office at 9780 E Avenue, Hesperia, California 92345. We lease 3,900 square feet of office space at our principal office. The monthly rent is $2,000. We lease the facility on a month-to-month basis from our principal shareholders.

     We have no policy regarding entering into transactions with affiliated parties.

                                     PART IV

ITEM  13. EXHIBITS

Exhibit No.       Description

2.1            Agreement  and Plan of  Merger  between  Hesperia  Holding,  Inc.
               (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp., filed as an exhibit to the current report on Form 8-K field with the Securities and Exchange Commission (the "Commission") on January 28, 2003 and incorporated herein by reference.

3.1            Articles   of   Incorporation,   filed  as  an   exhibit  to  the
               registration statement on Form 10-SB filed with the Commission on March 24, 2000 and incorporated herein by reference.

3.2 Certificate of Merger, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 24, 2000 and incorporated herein by reference.

3.3 Bylaws of the Company, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on March 24, 2000 and incorporated herein by reference.

4.1 Security Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc. and Pahrump Valley Truss, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

4.2 Secured Revolving Note issued to Laurus Master Fund, Ltd., dated October 8, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

4.3 Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., dated October 8, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

4.4 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated October 8, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

4.5 Registration Rights Agreement, dated as of October 8, 2004, by and between Laurus Master Fund, Ltd. and Hesperia Holding, Inc

4.6 Escrow Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc., Pahrump Valley Truss, Inc. and Loeb & Loeb LLP, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

4.7 Stock Pledge Agreement, dated as of October 8, 2004, by and between Laurus Master Fund, Ltd. and Hesperia Holding, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

4.8 Subordination Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc. Pahrump Valley Truss, Inc., Donald M. Shimp, Mark Presgraves, Fred Smith and Steve Chaussy, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 15, 2004 and incorporated herein by reference.

10.1 Consulting Agreement, dated as of March 12, 2004, between the Company and TheSUBWAY.com, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on March 29, 2004 and incorporated herein by reference.

10.2 Consulting Agreement, dated as of April 10, 2003, between the Company and IR Plus, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 6, 2004 and incorporated herein by reference.

14.1           Code of Ethics

23.1           Consent of Registered Independent Certified Public Accountants

23.2           Consent of Registered Independent Certified Public Accountants

23.3           Consent of Registered Independent Certified Public Accountants

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $36,430 and $15,375 respectively.

Audit-Related Fees

         None.

Tax Fees

         None.

All Other Fees

         None.

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


                                     HESPERIA HOLDING, INC.


Dated:  March 8, 2005                By: /s/ DONALD SHIMP
                                     --------------------
                                     Donald Shimp
                                     Chief Executive Officer
                                     (Principal Executive Officer) and President

Dated:  March 8, 2005                By: /s/ STEVE CHAUSSY
                                     ---------------------
                                     Steve Chaussy
                                     Chief Financial Officer
                                     (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DONALD SHIMP           CEO, President and Director             March 8, 2005
---------------
Donald Shimp

/s/ MARK PRESGRAVES        Secretary/Treasurer and Director        March 8, 2005
-------------------
Mark Presgraves

/s/ STEVE CHAUSSY          Chief Financial Officer                 March 8, 2005
-----------------
Steve Chaussy

/s/ FRED SMITH             Director                                March 8, 2005
--------------
Fred Smith

/s/ WILLIAM NALLS          COO and Director                        March 8, 2005
-----------------
William Nalls