Form 10QSB
period 2005-03-31
HESPERIA HOLDING INC
filed 2005-05-05
CIK 1109329

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

                  For the Quarterly period ended March 31, 2005

                        Commission file number 000-30085

                             HESPERIA HOLDING, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               88-04553327
------                                                               -----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

9780 E. Avenue
Hesperia, California                                                       92345
--------------------                                                       -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 (760) 244-8787
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on April 29, 2005, was 16,112,617 shares, held by approximately 150 shareholders.

Transitional Small Business Disclosure Format (check one):

                              Yes ______ No ___X___

                              HESPERIA HOLDING, INC



                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements
                    Condensed Consolidated Balance Sheets:                                                  3
                    March 31, 2005 (Unaudited) and December 31, 2004

                    Condensed Consolidated Statements of Operations:
                    Three Months Ended March 31, 2005 and 2004 (Unaudited)                                  4

                    Condensed Consolidated Statements of Cash Flows:
                    Three Months Ended March 31, 2005 and 2004 (Unaudited)                                  5

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    March 31, 2005                                                                       6-12

     Item 2.    Management Discussion and Analysis                                                         13

     Item 3.    Controls and Procedures                                                                    23

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                          24

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                24

     Item 3.    Defaults Upon Senior Securities                                                            24

     Item 4.    Submission of Matters to a Vote of Security Holders                                        24

     Item 5.    Other Information                                                                          24

     Item 6.    Exhibits                                                                                   24

Signatures                                                                                                 25

                             Hesperia Holding, Inc.
                      Condensed Consolidated Balance Sheets


                                                                                     (Unaudited)
                                                                                    March 31, 2005         December 31 ,2004
                                                                                   -----------------       -----------------
ASSETS
Current assets:
Cash and cash equivalents                                                          $         152,606      $            4,966
Accounts receivable, net of allowance for doubtful accounts of $148,753
and $173,942 at March 31, 2005 and December 31, 2004, respectively                           268,530                 583,973
Inventory (Note C)                                                                           297,753                 284,792
Due from employees                                                                               500                     525
Prepaid expenses and other                                                                   173,764                 210,351
                                                                                   -----------------       -----------------
Total current assets                                                                         893,153               1,084,607
Property and equipment, net of accumulated depreciation of $278,559 and
$254,187 at March 31, 2004 and December 31, 2004, respectively                               303,973                 302,037

Total assets                                                                       $       1,197,126      $        1,386,644
                                                                                   =================      ==================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                           $         800,433      $          779,877
Deferred revenue (Note A)                                                                    264,733                 247,993
Notes payable, current portion (Note D)                                                       11,513                  11,461
Notes payable to related parties, current portion (Note D and H)                              99,653                  96,373
Advances from related parties (Note H)                                                         9,894                  50,394
                                                                                   -----------------       -----------------
    Total current liabilities                                                              1,186,226               1,186,098

Long-term liabilities:
Line of credit (Note E)                                                                      691,431                 806,393
Notes payable, long-term portion (Note D)                                                     33,946                  36,737
Notes payable to related parties, long-term portion (Note D and H)                           222,929                 247,939
                                                                                   -----------------       -----------------
Total long-term liabilities                                                                  948,306               1,091,069

Deficiency in stockholders equity:
Preferred stock, par value; $.001; authorized 5,000,000 shares; 200,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004
(aggregate liquidation preference, including dividends in arrears, totaling $90,800 and $88,480 as of March 31, 2005 and December 31, 2004,
respectively.)                                                                                   200                     200
Common stock, par value; $.001, authorized 100,000,000 shares;
15,992,617 and 16,851,467 shares issued and outstanding as of March 31,
2005 and December 31, 2004, respectively                                                      15,993                  16,851

Additional paid-in capital                                                                 2,440,584               2,740,323
Accumulated deficit                                                                       (3,394,183)             (3,647,897)
                                                                                   -----------------       -----------------
Total deficiency in stockholders equity                                                     (937,406)               (890,523)
                                                                                   -----------------       -----------------
Total liabilities and deficiency in stockholders equity:                           $       1,197,126      $        1,386,644
                                                                                   -----------------       -----------------

 See accompanying notes to the unaudited condensed consolidated financial information.

                             Hesperia Holding, Inc.
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                                              For the three months ended March 31,
                                                                    2005                  2004
                                                                    ----                  ----
Sales, net                                                  $    1,735,111         $    2,241,236
Cost of sales                                                    1,154,625              1,837,052
                                                            --------------         --------------
Gross profit                                                       580,486                404,184

Operating expenses:
Selling, general and administrative                                278,215                792,905
Depreciation                                                        24,372                 18,852
                                                            --------------         --------------
Total operating expense                                            302,587                811,757


Income (Loss) from operations                                      277,899               (407,573)
Other income (expense):
Interest (expense), net                                            (24,185)                (2,223)
                                                            --------------         --------------
Total other income (expense)                                       (24,185)                (2,223)

Income (loss) before provision for income taxes                    253,714               (409,796)

Provision for income taxes                                               -                      -
                                                            --------------         --------------
Net income (loss)                                           $      253,714         $     (409,796)
                                                            ==============         ==============
Cumulative convertible preferred stock dividend
requirements (Note F)                                               (2,320)                     -
                                                            ==============         ==============
Income (loss) available to common shareholders              $      251,394         $     (409,796)
                                                            ==============         ==============
Earning (loss) per share - basic                            $         0.02         $        (0.04)
                                                            ==============         ==============
Earning (loss) per shares-fully diluted                     $         0.02         $        (0.04)
                                                            ==============         ==============

Basic weighted average number of shares outstanding             16,349,171             11,552,503
                                                            ==============         ==============
Fully diluted weighted average number of shares
outstanding                                                     16,549,171             11,552,503
                                                            --------------         --------------


 See accompanying notes to the unaudited condensed consolidated financial information.

                             Hesperia Holding, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                       For The Three Months Ended March 31,
                                                                            2005                     2004
Cash flow from operating activities:
Net income (loss)                                                          $     253,714        $    (409,796)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operations:
Depreciation                                                                      24,372               18,852
Common stock issued in exchange for services rendered                                  -              210,285
Cancellation of common stock previously issued in exchange for
services (Note F)                                                               (300,598)                   -
Decrease (increase) in accounts receivable, net                                  315,443              (55,453)
(Increase) in inventories                                                        (12,961)             (50,574)
Decrease in employee advances                                                         25                  650
Decrease in prepaid expenses and others                                           36,587                    -
(Decrease)  in cash disbursed in excess of available funds                             -                  (30)
Increase in deferred revenue                                                      16,740               63,540
Increase in accounts payable and accrued liabilities, net                         20,557              118,972
                                                                           -------------        -------------
Net cash provided by (used in) operating activities                              353,879             (103,554)

Cash flows from investing activities:
Capital expenditures                                                             (29,048)             (62,910)

Cash flows from financing activities:
Repayments of line of credit, net                                               (114,961)                   -
Proceeds from (repayments of) related party advances, net                        (40,500)              25,000
Proceeds from (repayments of) notes payable to related party, net                (21,730)             170,500
Repayments of notes payable, net                                                       -              (29,036)
                                                                           -------------        -------------
Net cash provided by (used in) financing activities                             (177,191)             166,464

Net increase in cash and cash equivalents                                        147,640                    -
Cash and cash equivalents at beginning of the period                               4,966                    -
                                                                           -------------        -------------
Cash and cash equivalents at end of the period                             $     152,606        $           -
                                                                           =============        =============
Net increase in cash and cash equivalents
Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                                   $      24,453        $       2,530
Cash paid during the period for income taxes                                           -                    -
Common stock issued in exchange for services rendered                                  -              210,285
Common stock issued in exchange for accrued service fees                               -               54,715
Cancellation of previously issued common stock (Note F)                         (300,598)                   -
Notes payable issued in connection with purchase of property and
equipment                                                                              -               58,512
Repayment of notes payable in connection with purchase of
property and equipment (Note D)                                                   (2,740)              (1,865)



 See accompanying notes to the unaudited condensed consolidated financial information.

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of March 31, 2005 and December 31, 2004 were $264,733 and $247,993, respectively.

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

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at March 31, 2005.

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

For accounting purposes, Hesperia Holding, Inc. was the surviving entity and in accordance with Accounting Principles Opinion No. 16, Saveyoutime.com was the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Saveyoutime.com was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statements of losses.

Effective with the Agreement, all but 50,000 shares of the previously outstanding common stock, preferred stock, options and warrants owned by Saveyoutime.com's sole stockholder were returned to the Company for cancellation. The value of the 50,000 shares of common stock that were retained by the Saveyoutime.com stockholder was based upon management's estimate of the fair value of Hesperia Holding, Inc.'s common stock of $1.00 per share. In accordance with SOP 98-5, the Company has charged to operations organization costs in the amount of $50,000 during the period when the merger occurred.

The total consideration paid was $50,000 and the significant components of the transaction are as follows:

Common stock retained                                             $    50,000
Excess of liabilities assumed over assets acquired                          -
                                                            -----------------
Total consideration paid                                             $ 50,000
                                                            =================

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of trusses available for sale to contract customers along with raw materials and work-in progress.

Components of inventories as of March 31, 2005 and December 31, 2004 are as follows:

                                March 31, 2005         December 31, 2004
                                --------------         -----------------
Raw materials                          $92,218                 $ 150,090
Work-in progress                        46,832                    52,780
Finished goods                         158,703                    81,922
                                --------------         -----------------
    Total                             $297,753                  $284,792
                                --------------         -----------------

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE D - NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

Notes payable at March, 31, 2005 and December 31, 2004 are as follows:

                                                                      March 31,        December 31,
                                                                        2005              2004
                                                                     ---------         -----------
Note payable to shareholder in weekly installments of $574
including interest at 6% per annum, unsecured; maturity date
in April 2008                                                        $ 84,221            $ 89,894
Note payable to shareholder in weekly installments of $1,623 including interest at 6% per annum, unsecured; maturity date
in April 2008                                                         238,362             254,418
Note payable in monthly installments of $514 including
interest at 1.9% per annum; secured by transportation
equipment; maturity date in January 2009                               22,645              24,188
Note payable in monthly installments of $510 including
interest at 1.9% per annum; secured by transportation
equipment; maturity date January 2009                                  22,813              24,010
                                                                    ---------           ---------
Total                                                                 368,041             392,510
Less: current portion                                               (111,166)           (107,834)
                                                                    ---------           ---------
Long-term portion                                                   $ 256,875           $ 284,676
                                                                    ---------           ---------

Aggregate maturities of long-term debt as of March 31, 2005 are as follows:

              Twelve Months Period ended                   Amount
              --------------------------                   ------
              March 31, 2006                             $  111,166
              March 31, 2007                                114,488
              March 31, 2008                                120,555
              March 31, 2009                                 21,832
                                                         ----------
                                                         $  368,041
                                                         ----------

NOTE E- LINE OF CREDIT

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

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE E- LINE OF CREDIT (Continued)

Laurus Fund has the right, at anytime until the Maturity Date, or during an event of default, to convert all or any portion of the outstanding principal amount and accrued interest and fees due into the Company's restricted shares of common stock at a "Fixed Conversion Price" of $0.71 per share. If the Company, at any time prior to the conversion or repayment in full the principal amount, issues any shares of its common stock or securities convertible to common stock to a person other than Laurus Fund for a consideration per share (the "Offer Price") less than the Fixed Conversion Price, then the Fixed Conversion Price shall be immediately reset to such lower Offer Price. In December 2004, the Company issued common stock to employees and consultants, at $0.60 per share, in exchange for services rendered. Accordingly, the Fixed Conversion Price in connection with the revolving loans has been reset to $0.60 per share. During the three-month ended March 31, 2005, the Company did not issue any common stock, the Fixed Conversion Price remains $0.60 per share.

The Company accounted for the note payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The Fixed Conversion Price exceeded the fair value of the company's restricted common stock at the time the conversion option was granted and at March 31, 2005. Accordingly, there was no beneficial conversion feature in connection with the issuance of the convertible note.

As of March 31, 2005 and December 31, 2004, the outstanding balance of the revolving loans amounted $691,431 and $806,393, respectively.

NOTE F - CAPITAL STOCK

At March 31, 2005 and December 31, 2004, the Company has authorized 5,000,000 shares of preferred stock, with a par value of $.001 per share, and 100,000,000 shares of common stock, with a par value of $.001 per share. The preferred shares are convertible into the Company's common stock at the option of the holder at a ratio of one share of common stock for each share of preferred stock. As of March 31, 2005 and December 31, 2004, the Company has 200,000 shares of preferred stock issued and outstanding. As of March 31, 2005 and December 31, 2004, the Company has 15,992,617 and 16,851,467 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2005, the Company canceled an aggregate of 858,850 shares of common stock previously issued in exchange for services valued at $300,598. The Company was not in satisfactory with the consultant's performance and the consultants agreed to return the commons shares to the Company during the quarter ended March 31, 2005. All returned shares were canceled.

There were no dividends declared or paid during the quarter ended March 31, 2005 on the Preferred Stock. Dividends in arrears on the Preferred Stock amounted $2,800 and $480 in the aggregate at March 31, 2005 and December 31, 2004, respectively.

                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE G - WARRANTS

In August 2004, the Company issued an aggregate of 200,000 warrants in connection with the issuance of its convertible Preferred Stock. Additionally, in October 2004 the Company issued an aggregate of 461,000 non-compensatory warrants in connection with the Security Agreement (the "Agreement") with Laurus Master Fund, Ltd. for the sum of one million dollars ($1,000,000) of revolving loans (Note E). The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued at March 31, 2005.

                                Warrants Outstanding                                  Warrants Exercisable
                                --------------------                                  --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------      ---------------------    --------------    -----------   --------------
         $ 1.00           200,000               1.42                  $ 1.00          200,000          $ 1.00
         $ 0.79           461,000               6.58                    0.79          461,000            0.79
    ---------------     -----------      ---------------------    --------------    -----------   --------------
                          661,000               5.02                  $ 0.85          661,000          $ 0.85
    ---------------     -----------      ---------------------    --------------    -----------   --------------

Transactions involving the Company's warrant issuance are summarized as follows:

                                                              Number of          Weighted Average
                                                               Shares            Price Per Share
                                                              ---------          ----------------
       Outstanding at January 1, 2003                                 -                $      -
          Granted                                                     -                       -
          Exercised                                                   -                       -
          Canceled or expired                                         -                       -
                                                               --------                --------
       Outstanding at December 31, 2003                               -                $      -
          Granted                                               661,000                    0.85
          Exercised                                                   -                       -
          Canceled or expired                                         -                       -
                                                               --------                --------
       Outstanding at December 31, 2004                         661,000                $   0.85
                                                               ========                ========
          Granted                                                     -                       -
          Exercised                                                   -                       -
          Canceled or expired                                         -                       -
                                                               --------                --------
       Outstanding at March 31, 2005                            661,000                $   0.85
                                                               ========                ========


                              HESPERIA HOLDING, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE H - RELATED PARTY TRANSACTIONS

Two members of the Board of Directors have advanced funds on a non-interest bearing basis to the Company for working capital purposes. On March 31, 2004, the Company entered into two formal note agreements with those two members of the Board of Directors and $406,000 of outstanding balance of advances from two members of the Board of Directors are converted into two promissory notes in the amount of $300,000 and $106,000. The notes payable are in weekly installments of $1,623 and $574, respectively, including interest at 6% per annum with the maturity date in April 2008. As of March 31, 2005 and December 31, 2004, the aggregate unpaid principal balances of the notes are $322,582 and $344,312, respectively (Note D).

During the year ended December 31, 2004, significant shareholders and officers of the Company have advanced funds on a non-interest bearing basis to the Company for working capital purposes. The amount of the advances due to shareholders and officers at March 31, 2005 and December 31, 2004 was $9,894 and $50,394, respectively.

During the three months ended March 31, 2005 and year ended December 31, 2004, the Company leases office spaces and manufacturing fields from two members of the Board of Directors on a month-to-month basis in California.

Item 2. Management's Discussion and Analysis

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

     o adverse state or federal legislation or regulation that increases the costs of compliance or adverse findings by a regulator with respect to existing operations;

     o    loss of customers or sales weakness;

     o    inability to achieve future sales levels or other operating results;

     o    the unavailability of funds for capital expenditures; and

     o    operational inefficiencies in distribution or other systems.

     For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

     We are a manufacturer of custom-built floor and roof trusses. Trusses are rigid frameworks, made of wooden beams and metal brackets, designed to support specific structures, such as roofs or floors. Our operation is set up to design, manufacture, and transport floor and roof trusses. We operate through our wholly-owned subsidiaries Hesperia Truss, Inc. and Pahrump Valley Truss, Inc.

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

     o    stock-based compensation
     o    revenue recognition

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

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

     SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

     The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers. Deferred revenue as of March 31, 2005 was $264,733.

Results of Operations for the Three Months Ended March 31, 2005 and 2004.

                                ----------------------- -----------------------
                                 Three months Ending     Three months Ending
                                      March 31,               March 31,
                                         2005                    2004
                                ----------------------  ----------------------
    Revenues                                $1,735,111              $2,241,236
    Cost of Goods Sold                     (1,154,625)             (1,837,052)
    Operating Expenses                       (302,587)               (811,757)
    Other Income (Expenses)                   (24,185)                 (2,223)
                                ----------------------  ----------------------
    Net Income (Loss)                       $ 253,714               $(409,796)
                                ======================  ======================

Revenues

                                                                                    Increase / Decrease
--------------------------------------------------- -------------- --------------- ----------------------- --
                                                        2005            2004             $            %
--------------------------------------------------- -----------    -------------   -------------  ----------
For the Three months Ending March 31,
                                          Revenue:  $1,735,111     $2,241,236      $(506,125)     (22.6%)

     Revenues for the three months ended March 31, 2005 were $1,735,111 compared to revenues of $2,241,236 in the three months ended March 31, 2004. This resulted in a decrease in revenues of $506,125, or 22.6%, from $2,241,236 in the same period one year ago. The decrease in revenues was due primarily due to the unprecedented rainfall experienced this winter in the Southwestern US as compared to previous years. The weather created delays with both our residential and commercial customer's initial foundation work until the ground was more suitable. Although the work was postponed, it was not canceled. The Company's revenue is expected to return to normal by mid second quarter once the wet season has passed.

Cost of goods sold/Gross profit percentage of revenue

                                                                                   Increase / Decrease
--------------------------------------------------- -------------- --------------- ------------------------ --
                                                        2005            2004             $             %
--------------------------------------------------- -------------  -------------   -------------  -----------
For the Three months Ending March 31,
                               Cost of Goods Sold:   $1,154,625      $1,837,052     $(682,427)      (37.1%)
                                                    -------------  -------------   -------------  -----------
            Gross Profit % of Revenue                   33.5%          18.0%
                                                    -------------  -------------


     Cost of goods sold for the three months ended March 31, 2005 was $1,154,625, a decrease of $682,427, or 37.1% from $1,837,052 for the same period one year ago. The decrease in the current period in primarily from the reduction business activity caused weather related delays. Additionally, an improvement in pricing coupled with cost management combined to bring an overall cost of goods reduction in relationship the underlining sales.

     Gross profit as a percentage of revenue increased from 18.0% to 33.5% the three months ended March 31, 2005 as compared to the three months ended March
31, 2004. The increase in gross profit margin is the result of improved pricing introduced in July, 2004 coupled with reduction in non profitable sales activity. The Company intends to continue its strategy of aggressively marketing service and product as a bundled package and not accepting purely price driven contracts where margins cannot be maintained.

Selling, General, and Administrative expenses

                                                                                   Increase/Decrease
--------------------------------------------------- -------------- --------------- ------------------------ --
                                                        2005            2004             $             %
--------------------------------------------------- -------------  -------------   -------------  -----------
For the Three months Ending March 31,
               Selling, General and Admin Expenses  $278,215       $792,905        $(514,690)     (64.9%)

     Selling, general, and administrative expenses were $278,215 for the three months ended March 31, 2005 versus $792,905 for the three months ended March 31, 2004, which resulted in a decrease of $514,690 or 64.9%. For the three months ended March 31, 2005; the Company canceled 858,850 shares of its previously issued common stock at a value of $300,598. Additionally the Company posted a net reduction in selling, general and administrative expenses of $214,092 created by reduction in support and overhead costs verses the same period of last year.

Net Income (Loss)

--------------------------------------------------- -------------- --------------- ---------------------------
                                                                                   Increase / Decrease
--------------------------------------------------- -------------- --------------- ---------------------------
                                                        2005            2004             $             %
--------------------------------------------------- -------------  -------------   -------------  -----------
For the Three months Ending March 31,
                                 Net Income (Loss)    $253,714       $(409,796)      $663,510       161.9%

     The net income for the three months ended March 31, 2005 was $253,714 verses a net loss of $409,796 for the three months ended March 31, 2004, an increase to profitability by an increase in earnings of $663,510 or 161.9%.A significant part of improvement in earnings is the improved gross profit margins as reported above coupled with cancellation of previously issued shares of its common stock. As discussed above, the gross margin improvements over the previous similar period is the result of the company focusing on higher margin customers and eliminating non profit ones.

Liquidity  and Capital  Resources at March 31, 2005  Compared  with December 31,
2004.

     The following table summarizes total assets, accumulated deficit, and stockholders' equity:

                                         March 31, 2005       December 31, 2004
                                         --------------       -----------------
Total Assets                                $1,197,126            $ 1,386,644
                                         ==============       =================
Accumulated Deficit                        $(3,394,183)           $(3,647,897)
                                         ==============       =================
Stockholders' Equity                        $(937,407)            $  (890,523)
                                         ==============       =================

     While we have raised capital to meet our working capital and financing needs in the past, additional financing maybe required in order to meet our potential cash flow deficits from operations and development. As of March 31, 2005, we had current assets of $893,153 and current liabilities of $1,186,226 which resulted in a working capital deficit of $293,073. As a result of our net income of $253,714, adjusted principally for $300,598 of cancellation of common stock previously issued to consultants in exchange for services rendered, $315,443 of decrease in accounts receivable, $36,587 of decrease in other assets, and $20,557 of increase in accounts payable and accrued liabilities, our cash flow generated from operations was $353,879 during the three months ended March 31, 2005. We used $29,048 of cash to acquire new property and equipment during the period. We also paid down on our debt obligations of $177,191. Our net cash increased from $4,966 at December 31, 2004 to $152,606 at March 31, 2005, a net increase of $147,640. At March 31, 2005; we had $308,569 available for borrowing on our secured revolving note.

     Additional funding is in currently being sought. There is no guarantee that we will be successful in raising the funds required. In October 2004, we entered into an agreement with Laurus Master Fund, Ltd. establishing a revolving line of credit. As of March 31, 2005; we had an outstanding loan obligation of $691,431 with availability of $308,569. We are seeking additional funding to modernize our current facilities and to expand into new market areas.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet potential cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Inflation/Seasonality

     The effect of inflation on our revenues and operating results was not significant. Although seasonality has not been an issue with our operations in the past since we are domiciled in California and Nevada; the winter of 2004-2005 had an adverse affect on our revenue for the first quarter of 2005 As described under revenues in this section, it is management's opinion that since the weather has caused construction delays, not cancellation, the adverse affect on our revenues is only temporary and is expected to return to more normal conditions by mid second quarter.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Relationships and Related Party Transactions

Facilities

     Our wholly-owned subsidiary Hesperia Truss (HTI) occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. The building and land are owned by our Secretary and Treasurer, Mark Presgraves and our President, Donald Shimp. We rent the facility and surrounding land on a month-to-month basis for $24,000 per year.

Loans Payable/Receivable

     We had outstanding notes and advances payable to Donald Shimp and Mark Presgraves; our current President and Secretary and Treasurer, respectively in the amount of $322,582 as of March 31, 2005.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred a net loss of $2,347,963 for the year ended December 31, 2004. For the three months ended March 31, 2005, we had a net profit of $253,714, which was our first profitable reported quarter since first quarter of 2003. We cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

     We will require additional funds to expand our sales and marketing activities. We anticipate that we will require up to approximately $250,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

     Although we typically buy our lumber in the open market, we purchased approximately 51% of our lumber from four suppliers in fiscal 2004. However, we might be unable to purchase adequate lumber supplies to meet its needs. To the extent we encounter adverse lumber prices or are unable to procure adequate supplies of lumber, our financial condition and results of operations could be materially adversely affected.

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

A Downturn In The Economy May Affect Home Repair, Remodeling and New Home Construction, Which Could Adversely Affect Our Sales.

     The home repair and remodeling and new home construction sectors may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, and consumer confidence. These factors can negatively affect the demand for and pricing of our products. More specifically, for example, demand for home repair and remodeling products may be adversely affected by material increases in interest rates and the reduced availability of financing for home improvements. A downturn in the economies in which we sell our products may adversely affect our sales.

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

Our Principal Stockholders, Officers, and Directors Own a Controlling Interest in Our Voting Stock And Investors Will Not Have Any Voice in Our Management.

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

     As of April 26, 2005, we had 16,112,617 shares of common stock issued and outstanding and convertible notes and preferred stock outstanding, excluding interest, which may be converted into 1,866,667 shares of common stock, and outstanding warrants to purchase 661,000 shares of common stock. In addition, under the terms of our Revolving Note with Laurus Master Fund, additional shares of common stock may be issued pursuant to the convertible notes for drawdowns based on accounts receivable. All of the shares, including all of the shares issuable upon conversion of the convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Personnel

     We currently have 102 full time employees and part time employees. We intend to hire additional technical, operational, and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     In February 2005; the Company canceled 700,000 of previously issued shares of its common stock for unsatisfactory services. In March 2005; the Company canceled 158,850 of previously issued shares of its common stock for unsatisfactory services. Total value of the common shares canceled was $300,598.

Item 6. Exhibits

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

                                    HESPERIA HOLDING, LTD.

Date:  May 5, 2005                  By:/s/ DONALD SHIMP
                                       ----------------
                                    Donald Shimp
                                    President (Principal Executive Officer)

Date:  May 5, 2005                  By:/s/ STEVE CHAUSSY
                                       -----------------
                                    Steve Chaussy
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)