Form 10QSB
period 2005-06-30
HESPERIA HOLDING INC
filed 2005-09-12
CIK 1109329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30085

HESPERIA HOLDING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-04553327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9780 E Avenue

Hesperia, California 92345

(Address of principal executive offices)

(760) 244-8787

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No ____

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2005, was 16,112,617 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No    X

Item 1. Financial Statements

Hesperia Holding, Inc.

Consolidated Balance Sheet

(unaudited)

June 30,
2005
Assets
Current assets:
Cash	$6,602
Accounts receivable, net of allowance for doubtful accounts of $87,000	409,399
Inventory	451,883
Prepaid expenses and other current assets	175,452
Total current assets	1,043,336

Fixed assets, net of accumulated depreciation of $302,598	931,775

Loan fees, net	15,929

Total assets	$1,991,040

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$825,393
Current portion of long-term debt to related parties	74,856
Current portion of long-term debt	42,618
Total current liabilities	942,867

Non-Current liabilities
Line of credit	729,878
Long-term debt to related parties, net of current portion	331,844
Long-term debt, net of current portion	499,985
Total non-current liabilities	1,561,707

Total liabilities	2,504,574

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 200,000 shares issued and outstanding	200
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,112,617 shares issued and outstanding	16,113
Additional paid-in capital	2,769,861
Accumulated deficit	(3,299,708)
Total stockholders' deficit	(513,534)

Total liabilities and stockholders' deficit	$1,991,040

Hesperia Holding, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Sales, net	$2,376,607	$3,126,550	$4,111,718	$5,367,786
Cost of Sales	1,259,657	2,668,944	2,414,282	4,505,996
Total revenue	1,116,950	457,606	1,697,437	861,790

Expenses:
General and administrative expenses	950,078	805,928	1,193,293	1,598,833
Consulting services	41,311	-	76,311	-
Depreciation and amortization	24,039	22,086	48,411	40,938
Total expenses	1,015,428	828,014	1,318,016	1,639,771

Net operating (loss)	101,522	(370,408)	379,421	(777,981)

Other income (expense):
Interest income (expense), net	(7,047)	(6,552)	(31,232)	(8,775)

Net income income (loss)	$94,475	$(376,960)	$348,189	$(786,756)

Weighted average common shares outstanding - basic and fully diluted	16,112,617	11,789,353	16,228,485	11,670,928

Net income (loss) per share	$0.01	$(0.03)	$0.02	$(0.07)

Hesperia Holding, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$348,189	$(786,756)
Depreciation and amortization expense	48,411	40,938
Stock issued for services	28,800	218,160
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	174,574	(215,477)
Other assets	35,424	(4,360)
Inventories	(167,091)	(41,161)
Accounts payable and accrued expenses	(202,477)	641,455
Cash disbursed in excess of available funds	-	59,443
Net cash provided (used) by operating activities	265,830	(87,758)

Cash flows from investing activities
Increase in loan fees	(15,929)	-
Purchase of fixed assets	(678,150)	(106,155)
Net cash (used) in investing activities	(694,079)	(106,155)

Cash flows from financing activities
Net repayments from line of credit	(76,515)	-
Net proceeds from (repayments of) related party advances	(50,394)	94,069
Repayments of notes payable	(5,596)	(56,450)
Proceeds from notes payable to related parties, net of repayments	62,388	156,294
Proceeds from notes payable	500,000	-
Net cash provided in financing activities	429,884	193,913

Net increase in cash	1,636	-
Cash – beginning	4,966	-
Cash – ending	$6,602	$-

Supplemental disclosures:
Interest paid	$35,903	$8,775
Income taxes paid	$-	$-

HESPERIA HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein are presented in accordance with United States generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in Form 10-KSB have been omitted.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Hesperia for the year ended December 31, 2004 and notes thereto included in Hesperia’s Form 10-KSB annual report.

Note 2 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although Hesperia is showing positive cash flow from operations for the first six months of 2005, for Hesperia to continue as a going concern it may need to seek additional sources of capital, and it must maintain profitable operations in the future. Hesperia is currently expanding its business plan in an attempt to diversify operations and is seeking to raise additional capital. The accompanying financial statements do not include any adjustments that might be necessary should Hesperia be unable to continue as a going concern.

Note 3 – Related party

On May 20, 2005, Hesperia purchased real property in the amount of $400,000 from Officers and Directors of the Company. Pursuant to the purchase agreement, the Officers and Directors agreed to carry a total of $100,000 for a period of 36 months with an interest rate of 6% per annum payable in weekly installments. As of June 30, 2005, the unpaid principal balance of the note is $97,458.

Note 4 – Stockholders' equity

On April 4, 2005, Hesperia issued 120,000 shares for consulting services valued at $28,800.

Note 5 – Restatement of prior quarter

During 2004, Hesperia issued an aggregate of 858,850 shares of common stock for services valued at $300,598. During the three months ended March 31, 2005, Hesperia canceled these shares, but erroneously valued this cancellation by reducing general and administrative expenses by $300,598. Net income and retained earnings as of March 31, 2005 have been reduced by $300,598 as a result of the correction of this error.

Note 6 – Subsequent event

On August 11, 2005, Hesperia entered into a “License Agreement” with Federated Atlantic Corporation whereby it obtained media rights to market specific movie titles in the United States and Canada for a period of ten (10) years in exchange for $5,000,000 payable in 2,500,000 shares of its $0.001 par value common stock.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

  Regional weather conditions, including greater than anticipated rainfall;

  Loss of customers or sales weakness;

  Inability to achieve future sales levels or other operating results;

  Key management or other unanticipated personnel changes;

  The unavailability of funds for capital expenditures; and

  Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors

That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW AND OUTLOOK

We are a holding company, operating through our wholly-owned subsidiaries; Hesperia Truss, Inc. and Pahrump Valley Truss, Inc. Our subsidiaries manufacture custom-built floor and roof trusses. Our operation is set up to design, manufacture and transport floor and roof trusses. Trusses are rigid frameworks, made of wooden beams and metal brackets, designed to support specific structures, such as roofs or floors.

Floor trusses are used for multi-story structures, and as such are used as substitutes for floor joints. We specialize in producing floor trusses for all size projects up to 30 feet long and 28 inches deep. While floor trusses are more cost-effective for most projects than other engineered joists, each truss is custom designed to fit the specification of each respective project. The floor trusses are open web, providing space for plumbing, electrical and ductwork. Roof trusses are used for both single-story and multi-story structures.

Since the inception of our truss business we have focused on the custom home and commercial market segment. Although Hesperia has had success in this market segment, management has chosen to diversify its focus into other sectors of the market, such as the national distribution channels, regional re-sell outlets, new products market, and tract homes and large developers. We have already begun to expand our sales in the national distribution channels with our special vendor agreements with Home Depot in Southern California and Nevada. Additionally, we anticipate becoming a distributor for and launching a new product of Open Joists. Open Joists are open web products, which we anticipate will compete with well known products such as I Joists but are more cost-effective and easier to use.

Recent Events

Subsequent to the period ending June 30, 2005, Hesperia’s management decided to diversify its business pursuits from the truss business. Hesperia has taken initial steps towards entering into the media and film rights industry. We have purchased licensing rights of a film library and intend to expand our operations into the licensing world of filmed and televised entertainment. The market size for filmed and television entertainment is in the billions of dollars, with customers ranging from major film studios, to numerous television networks, home entertainment companies, and a myriad of other applications.

Results of Operations for the Three and Six Months Ended June 30, 2005 and June 30, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$ 2,376,607	$ 3,126,550	$ 4,111,718	$ 5,367,786

Cost of sales	1,259,657	2,668,944	2,414,282	4,505,996

General and administrative expenses	950,078	805,928	1,193,293	1,598,833
Consulting services	41,311	-	76,311	-
Depreciation and amortization	24,039	22,086	48,411	40,938

Total Expenses	1,015,428	828,014	1,318,016	1,639,771

Net Income (Loss)	$ 94,475	$ (376,960)	$ 348,189	$ (786,756)

Revenues

	2005	2004	Increase/(decrease)
			$	%
For the three months ended June 30:
Revenue	$ 2,376,607	$ 3,126,550	$ (749,943)	(24%)

Revenues for the three months ended June 30, 2005 were $2,376,607 compared to revenues of $3,126,550 in the three months ended June 30, 2004. This resulted in a decrease in revenues of $749,943, or 24%, from in the same period one year ago. The primary reason for the decrease in revenues was because of extraordinary rainfall experienced during the 2004 winter and first quarter of 2005. This caused construction for our customers to be delayed, which ultimately impacted our sales in the beginning months of the 2005 first quarter. Our second quarter sales began to increase towards the end of the quarter but we did not fully recoup from the initial delays.

	2005	2004	Increase/(decrease)
			$	%
For the six months ended June 30:
Revenue	$ 4,111,718	$ 5,367,786	$ (1,256,068)	(23%)

Revenues for the six months ended June 30, 2005 were $4,111,718 compared to revenues of $5,367,786 in the six months ended June 30, 2004. This resulted in a decrease in revenues of $1,256,068, or 23%, from in the same period one year ago. As mentioned above, the decrease in revenues was initially due to the unprecedented rainfall experienced this winter in the Southwestern United States, as compared to previous years. The weather created delays with both our residential and commercial customer’s initial foundation work until the ground was more suitable for building. Although work was postponed, it was not cancelled. We started to see an increase in revenue to normal levels by the middle of the second quarter, once the wet season had passed.

In addition to the delays from the unusual amounts of rainfall, the Company also experienced a slow down in orders from local custom home builders who have been affected by the real estate growth in Southern California and Nevada, the areas which we currently service. Local home builders have experienced difficulties purchasing lots for their business, which has ultimately impacted the supply need for trusses in the custom home market.

Cost of sales / Gross profit percentage of revenue

	2005	2004	Increase/(decrease)
			$	%

For the three months ended June 30:
Cost of sales	$ 1,259,657	$ 2,668,944	$ (1,409,287)	(53%)

Gross profit % of revenue	47%	15%

Cost of sales for the three months ended June 30, 2005 was $1,259,657, a decrease of $1,409,287, or 53%, from $2,668,944 for the three months ended June 30, 2004. The decrease in the current period was related to the reduction in business activity caused by weather related delays.

Gross profit as a percentage of revenue increased from 15% for the three months ended June 30, 2004 to 47% for the three months ended June 30, 2005. Due to the large fluctuations in material costs over the past year, we have tried to adjust our pricing to accommodate some of our building costs. The increase in gross profit margin has improved since our pricing changes were introduced in July 2004, which we coupled with a concerted effort to reduce non-profitable sales activities.

	2005	2004	Increase/(decrease)
			$	%

For the six months ended June 30:
Cost of sales	$ 2,414,282	$ 4,505,996	$ (2,091,714)	(46%)

Gross profit % of revenue	54%	16%

Cost of sales for the six months ended June 30, 2005 was $2,414,282, a decrease of $2,091,714, or 46%, from $4,505,996 for the six months ended June 30, 2004. Although the decrease for the first six months of 2005 is primarily related to the reduction in business activity caused by weather related delays, the Company has also reduced the overall cost of production because of an improvement in pricing and cost management.

Gross profit as a percentage of revenue increased from 16% for the six months ended June 30, 2004 to 54% for the six months ended June 30, 2005. The increase in gross profit margin was due to our continued strategy of pricing changes and the elimination of non-profitable sales. We intend to continue our strategy of aggressively marketing service and products as a bundled package and not accept purely price driven contracts where acceptable margins can not be maintained.

General and Administrative expenses

	2005	2004	Increase/(decrease)
			$	%

For the three months ended June 30:
General & administrative expenses	$ 950,078	$ 805,928	$ 144,150	17%

General and administrative expenses were $950,078 for the three months ended June 30, 2005 versus $805,928 for the three months ended June 30, 2004, which resulted in an increase of $144,150 or 17%. General and administrative expenses increased comparatively for the three months ended June 30, 2004 to the comparative period in 2005 as a result of additional consulting expenses and investor relations fees for the quarter ended June 30, 2005.

	2005	2004	Increase/(decrease)
			$	%

For the six months ended June 30:
General & administrative expenses	$ 1,193,293	$ 1,598,833	$ (405,540)	(25%)

General and administrative expenses were $1,193,293 for the six months ended June 30, 2005 versus $1,598,833 for the six months ended June 30, 2004, which resulted in a decrease of $405,540 or 25%. Overall, the decrease in selling, general, and administrative expenses was due to more efficient inventory management, elimination of unnecessary overhead and a reduction in marketing expenses during the six months of 2005.

Net Income (Loss)

	2005	2004	Increase/(decrease)
			$	%

For the three months ended June 30:
Net income (loss)	$ 94,475	$ (376,960)	$ 471,435	125%

The net income for the three months ended June 30, 2005 was $94,475, versus a net loss of $376,960 for the three months ended June 30, 2004, a change in net income of $471,435 or

125%. A significant part of improvement in earnings is the improved gross profit margins, as reported above. The gross margin improvements over the comparable period is the result of the Company focusing on higher margin customers and seeking to eliminate non profitable sales.

	2005	2004	Increase/(decrease)
			$	%

For the six months ended June 30:
Net income (loss)	$ 348,189	$ (786,756)	$ 1,134,945	144%

The net income for the six months ended June 30, 2005 was $348,189, versus a net loss of $786,756 for the six months ended June 30, 2004, a change in net income of $1,134,945. The significant reason for the increase in net income was due primarily to our gross margin improvements and due to our adjusted pricing.

SUBSEQUENT EVENTS

On August 11, 2005, we entered into a Licensing Agreement with Federated Atlantic Corporation (“Federated”), a Maryland corporation. Pursuant to the agreement, we received the rights to license specific films currently owned by Federated in their video library for a period of ten (10) years. The purchase price for the rights was $5,000,000, which is to be paid through the issuance of 2,500,000 shares of our restricted common stock. We also have the right to extend the licensing rights for another five (5) years for an additional $1,250,000, which could also be paid in shares of our common stock. Additionally, we are obligated to register the shares issued to Federated within six months of signing the agreement.

We have also agreed that if after 24 months from the signing of the agreement, the average bid price of our common stock for the preceding 30 trading days is less than $2.00 per share, we will issue additional shares to Federated to ensure a purchase price of $5 million.

Although the licensing agreement has been executed, the valuation of the film assets is still pending a final report to determine actual value.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2005 compared to December 31, 2004.

	June 30, 2005	December 31, 2004
Total Assets	$1,043,336	$1,386,644

Accumulated (Deficit)	$(3,299,708)	$(3,647,897)

Stockholders’ Equity (Deficit)	$(513,534)	$(890,523)

Working Capital (Deficit)	$100,469	$(101,491)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of June 30, 2005, we had current assets of $1,043,336 and current liabilities of $942,867 which resulted in a working capital of $100,469. As a result of our net income of $94,475, our cash flow generated from operations was $265,830 during the six-months ended June 30, 2005. We used $678,150 of cash to acquire new property and equipment during the six month period. We also paid down our debt obligations of $132,505. Our cash increased from $4,966 at December 31, 2004 to $6,602 at June 30, 2005, a net increase of $1,636. At June 30, 2005, we had $270,121.64 available for borrowing on our secured revolving note. We met our cash requirements during the period through the receipt of $562,388 of advances and proceeds from notes payable.

Additional funding is currently being sought. There is no guarantee that we will be successful in raising the funds required. In October 2004, we entered into an agreement with Laurus Master Fund, Ltd. establishing a revolving line of credit. As of June 30, 2005, we had an outstanding loan obligation of $729,878.36 with availability of $270,121.64. We are seeking additional funding to modernize our current facilities and to expand into new market areas.

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

Our independent certified public accountants have stated in their report, included in the our December 31, 2004 Form 10-KSB, we have incurred operating losses and we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Inflation/Seasonality

The effect of inflation on our revenues and operating results has not been significant. Although seasonality has generally not been an issue with our operations in the past, since we are domiciled in California and Nevada; the unprecedented rainfall on the winter of 2004-2005 had an adverse affect on our revenue for the first quarter of 2005. As described above, it is management's opinion that since the weather has caused construction delays, not cancellation, the adverse affect on our revenues is only temporary and we have begun to return to more normal conditions in the middle of the second quarter.

Personnel

We currently have approximately 99 full time and part time employees. We intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our cash position may be inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of our cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Relationships and Related Transactions

Facilities

Our wholly-owned subsidiary, Hesperia Truss (HTI), occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. Two of our directors and stockholders, Mark Presgraves and Donald Shimp, owned the building and land. We had previously been renting the facility and surrounding land for $24,000 per year but on May 20, 2005, we purchased the land from Messrs. Shimp and Presgraves for a purchase price of $400,000. Pursuant to the purchase agreement, Messrs Shimp and Presgraves. agreed to finance a total of $100,000 for a period of 36 months with an interest rate of 6% per annum, which we pay in weekly installments.

On April 27, 2005, HTI purchased vacant land adjacent to the current building and warehouse in Hesperia, California. The land was purchased for $200,000, which is being paid for in monthly payments of $3,506.65 over a 72 month period. We are currently exploring possibilities to sell this land and focus our efforts on our core business.

Loans Payable/Receivable

We have outstanding loans payable to Donald Shimp and Mark Presgraves the Company’s current President, Secretary and Treasurer respectively in the amount of $97,458 as of June 30, 2005.

Application of Critical Accounting Policies and Pronouncements

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

  stock-based compensation

  revenue recognition

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance based awards, stock appreciation rights, and employee shares purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company implemented the revised standard in the third quarter of fiscal year 2005. During the quarter ended June 30, 2005 the Company accounted for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether the meet the criterion of “so abnormal.” In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate impact on the Company.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We have a history of losses which may continue and may negatively impact our ability to achieve our business objectives.

We incurred a net loss of $2,347,963 for the year ended December 31, 2004. For the six months ended June 30, 2005, we had a net profit of $348,189, which was our second profitable reported quarter since first quarter of 2003. We cannot assure you that we can sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will require additional funds to expand our sales and marketing activities. We anticipate that we will require up to approximately $250,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

If we are unable to retain the services of Messrs. Shimp, Presgraves or Edison, or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Donald Shimp, our Chief Executive Officer and President, Mr. Mark Presgraves, our Secretary and Treasurer and Mr. Michael Edison, our Chief Financial Officer. Loss of the services of Messrs. Shimp, Presgraves or Edison could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Shimp, Presgraves or Edison. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The supply and demand for lumber could fluctuate, resulting in higher operating costs, which could have a material adverse impact on our financial condition.

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

The price of lumber has been volatile in recent years due to factors beyond our control, including:

  Weather and other natural events;

  Governmental regulation of logging on public lands;

  Lumber agreements between Canada and the U.S.; and

  Competition from other industries that use similar grades and types of lumber.

Although we typically buy our lumber in the open market, we purchased approximately 51% of our lumber from four suppliers in fiscal 2004. However, we might be unable to purchase adequate lumber supplies to meet our needs. To the extent we encounter adverse lumber prices or are unable to procure adequate supplies of lumber, our financial condition and results of operations could be materially adversely affected.

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

If we acquire additional companies or products in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

We anticipate that we will make other investments in companies that or may not be complementary to our current line of business. We may not realize the anticipated benefits of any such acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets.

We have limited resources and we can offer no assurance that we will be able to integrate and manage any acquisitions successfully. Subsequent to the end of the second quarter, we did entered into an agreement which purchased licensing rights from a corporation’s film library. Furthermore, we do anticipate acquiring additional licensing rights or similar acquisitions in the media arts industry in the upcoming quarters.

Our company has no operating history in the film and media rights industry and there can be no assurance that we will be successful in the entry into the industry or that we will be able to develop our business plan to integrate this new line of business.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the passenger helicopter industry makes it impossible to predict whether or not the company will operate profitably if it is able to enter such industry. While we have brought on management that is familiar with the media industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

RISKS FACTORS RELATING TO OUR COMMON STOCK

Our directors and executive officers beneficially own a substantial amount of our common stock.

Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares are thinly traded and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

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

RISKS ASSOCIATED WITH LAURUS FINANCING

There are a large number of shares underlying our convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of June 30, 2005, we had 16,112,617 shares of common stock issued and outstanding and convertible notes and preferred stock outstanding, excluding interest, which may be converted into 1,866,667 shares of common stock, and outstanding warrants to purchase 661,000 shares of common stock. In addition, under the terms of our Revolving Note with Laurus Master Fund, additional shares of common stock may be issued pursuant to the convertible notes for drawdowns based on accounts receivable. All of the shares, including all of the shares issuable upon conversion of the convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

There can be no assurance that we will satisfy all of the conditions of the agreements executed in the private placement with Laurus.

Pursuant to the terms of certain agreements, we are subject to a condition subsequent to obtain an effective registration statement permitting the resale of common stock issued upon the exercise of the conversion rights of the purchaser and the exercise of the warrants by the purchaser on or before ninety (90) days from the date the agreements were executed. We have failed to obtain effectiveness of our registration statements in the time frame allotted by Laurus. Our failure to satisfy this condition subsequent constitutes a default.

Laurus has no obligation to convert shares under the revolving note’s term. However, it may choose to do so if the market price is higher than the conversion price.

Laurus has no obligation to cause us to issue common stock without giving the Company notice of its intention. The convertible note had an original conversion price of $0.71 but has since been reset to $0.60 once we issued common stock to our employees and consultants at a price of $0.60 in December 2004. Laurus has no obligation to convert the securities or to accept common stock as payment unless Laurus gives a written Notice of Conversion to the Company. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to executive management changes, changes in accounting personnel and a change in our independent accountants, we were not able to complete this quarterly report on a timely basis. Our management is doing everything in their power to prepare and correct the deficiencies in its preparation of quarterly reports and does not anticipate being delinquent in any future reports.

PART II--OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2.     Changes in Securities

             None.

Item 3.     Defaults by the Company upon its Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

Resignation and Appointment of Officer

Effective May 20, 2005, Steve Chaussy resigned as Chief Financial Officer and as a member of the Board of Directors. On May 24, 2005, the Board of Directors appointed William Nalls, our current Chief Operating Officer as the interim Chief Financial Officer effective immediately of the Company. On June 13, 2005, the Board of Directors appointed Mr. Michael J. Edison as the Chief Financial Officer.

Current Reports on Form 8-K were filed on May 26, 2005 and June 17, 2005 announcing the resignation of Mr. Chaussy and the appointment of Mr. Edison.

Resignation and Appointment of Independent Accountants

On July 26, 2005, our Executive Management recommended and the Board of Directors approved the appointment of Malone & Bailey, PC as our independent accountants for the year ending December 31, 2005.

From July 17, 2003 through July 25, 2005 when Russell Bedford Stefanou Michandani LLP resigned as our independent accountant, there were no disagreements between the us and Russell Bedford Stefanou Michandani LLP on any mater of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Russell Bedford Stefanou Michandani LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

A current report on Form 8-K was filed announcing this change of independent accountants on August 9, 2005.

Federated Atlantic Corporation

Although we entered into the Licensing Agreement with Federated Atlantic Corporation on August 11, 2005, we have not filed a current report on 8-K as of the date of this report. The material terms of the agreement are disclosed in our subsequent events description above and we have attached a copy of the agreement as Exhibit 10.3.

Item 6.     Exhibits.

2.1

Agreement and Plan of Merger between Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp. (Filed as an exhibit to the Current Report on Form 8-K, dated January 28, 2003 and incorporated herein by reference).

2.2	Certificate of Merger, dated February 10, 2003, (Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on April 15, 2003 and incorporated herein by reference.
3.1(i)**	Articles of Incorporation, filed on March 24, 2000.
3.1(ii)**	Bylaws of the Company, filed with the Commission on March 24, 2000.
4.1***	Security Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc. and Pahrump Valley Truss, Inc.
4.2***	Secured Revolving Note issued to Laurus Master Fund, Ltd., dated October 8, 2004.
4.3***	Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., dated October 8, 2004.
4.4***	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated October 8, 2004.
4.5***	Registration Rights Agreement, dated as of October 8, 2004, by and between Laurus Master Fund, Ltd. and Hesperia Holding, Inc.
4.6***	Escrow Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc., Pahrump Valley Truss, Inc. and Loeb & Loeb LLP.
4.7***	Stock Pledge Agreement, dated as of October 8, 2004, by and between Laurus Master Fund, Ltd. and Hesperia Holding, Inc.
4.8***

Subordination Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc. Pahrump Valley Truss, Inc., Donald M. Shimp, Mark Presgraves, Fred Smith and Steve Chaussy.

10.1

Consulting Agreement, dated as of March12, 2004, between the Company and TheSUBWAY.com, (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 29, 2004 and incorporated herein by reference).

10.2

Consulting Agreement, dated as of April10, 2003, between the Company and IR Plus, Inc., (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2004 and incorporated herein by reference).

10.3*	Licensing Agreement, dated August 11, 2004 between Hesperia Holding, Inc. and Federated Atlantic Corporation.
31.1*	Certification of Donald Shimp, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Michael Edison, CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Donald Shimp, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Michael Edison, CFO pursuant to Section 906 of the Sarbanes-Oxley Act

______________________________

*           Filed herewith

**         Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

***       Filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HESPERIA HOLDING, INC.

(Registrant)

By:/s/ Donald Shimp
Donald Shimp, President and Chief Executive Officer

By:/s/ Michael Edison
Michael Edison, Chief Financial Officer

Date: September 9, 2005