Form 10QSB
period 2005-09-30
HESPERIA HOLDING INC
filed 2005-11-21
CIK 1109329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(760) 244-8787

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 16,112,617 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1. Financial Statements

Hesperia Holding, Inc.

Consolidated Balance Sheet

(unaudited)

September 30,
2005
Assets
Current assets:
Cash	$99,254
Accounts receivable, net	661,386
Inventory	163,453
Due from employees	4,269
Prepaid expenses and other current assets	233,164
Total current assets	1,161,526

Fixed assets, net	955,034

Other assets:	30,542

Total assets	$2,147,101

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$470,132
Customer deposits	219,326
Accrued expenses	346,239
Current portion of long-term debt to related parties	74,856
Current portion of long-term debt	42,619
Total current liabilities	1,153,171

Non-Current liabilities
Line of credit	737,707
Long-term debt to related parties, net of current portion	301,835
Long-term debt, net of current portion	477,044
Total non-current liabilities	1,516,587

Total liabilities	2,669,758

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
200,000 shares issued and outstanding	200.00
Common stock, $0.001 par value, 100,000,000 shares authorized,
16,112,617 shares issued and outstanding	16,113
Additional paid-in capital	2,769,861
Accumulated deficit	(3,308,831)
Total stockholders' deficit	(522,657)

Total liabilities and stockholders' deficit	$2,147,101

1

Hesperia Holding, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
Sales, net	$2,851,020	$2,888,628	$6,962,738	$8,256,414
Cost of Sales	2,140,236	1,960,309	4,554,518	6,466,305
Total revenue	710,784	928,319	2,408,220	1,790,109

Expenses:
General and administrative Expenses	656,679	2,594,675	1,926,283	4,193,508
Depreciation and amortization	28,197	25,918	76,608	66,856
Total expenses	684,877	2,620,593	2,002,892	4,260,364

Net operating (loss)	25,907	(1,692,274)	405,328	(2,470,255)

Other income (expense):
Interest income (expense), net	(34,146)	(10,406)	(65,378)	(19,181)

Net income (loss)	$(8,239)	$(1,702,680)	$339,950	$(2,489,436)

Weighted average common shares
outstanding - basic and fully diluted	16,112,617	12,974,201	16,118,119	10,452,739

Net income (loss) per share basic and fully diluted	$(0.00)	$(0.13)	$0.02	$(0.24)

2

Hesperia Holding, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$339,950	$(2,489,436)
Depreciation and amortization expense	76,608	66,856
Stock issued for services	28,800	1,990,508
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Accounts receivable	(95,578)	(261,981)
Other assets	(64,465)	(134,546)
Inventories	121,339	(17,498)
Accounts payable and accrued expenses	41,386	409,865
Deferred revenue	(247,993)	106,520
Cash disbursed in excess of available funds	260,712	(33,506)
Net cash provided (used) by operating activities	460,761	(363,218)

Cash flows from investing activities
Purchase of fixed assets	(729,605)	(199,824)
Net cash (used) in investing activities	(729,605)	(199,824)

Cash flows from financing activities
Net borrowings (repayments) from line of credit	(68,686)	206,606
Net proceeds from (repayments of) related party advances	(53,263)	133,462
Repayments of notes payable	(28,536)	(5,420)
Proceeds from notes payable to related parties, net of repayments	32,379	-
Net proceeds from shareholder advances	-	163,394
Proceeds from notes payable	500,000	-
Proceeds from sale of preferred stock	-	65,000
Net cash provided in financing activities	363,131	563,042

Net increase in cash	94,287	-
Cash – beginning	4,966	-
Cash – ending	$99,253	$-

Supplemental disclosures:
Interest paid	$65,378	$10,406
Income taxes paid	$-	$-

3

HESPERIA HOLDING, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein are presented in accordance with United States generally accepted accounting principles, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2004 as reported in Hesperia’s Form 10-KSB have been omitted.

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

Note 2 – Going concern

The accompanying financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we are showing positive cash flow from operations for the nine months ended September 30, 2005, for us to continue as a going concern we may need to seek additional sources of capital, and we must maintain profitable operations in the future. We are currently initiating our business plan and are in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 3 – Related party

On May 20, 2005, the Company purchased real property in the amount of $400,000 from Officers and Directors of the Company. Pursuant to the purchase agreement, the Officers and Directors agreed to carry a total of $100,000 for a period of 36 months with an interest rate of 6% per annum payable in weekly installments. As of September 30, 2005, the unpaid principal balance of the note is $59,240.

Note 4 – Stockholders equity

On April 4, 2005, Hesperia issued 120,000 shares for consulting services valued at $28,800.

Note 5 – Restatement of prior quarter

During 2004, Hesperia issued an aggregate of 858,850 shares of common stock for services valued at $300,598. During the three months ended March 31, 2005, Hesperia canceled these shares, but erroneously valued this cancellation by reducing general and administrative expenses by $300,598. Net income and retained earnings as of March 31, 2005 has been reduced by $300,598 as a result of the correction of this error.

4

Note 6 – Subsequent events

On November 16, 2005, Hesperia Truss, Inc., a wholly owned subsidiary of Hesperia Holding, Inc., entered into two 5 year leases for a total 25,264 square feet of industrial and manufacturing facilities located in San Bernardino, California. The leases will commence on January 1, 2006 and end on December 31, 2010 at a rate of $10,540 per month.

5

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Increased competitive pressures from existing competitors and new entrants;
•	Increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	Deterioration in general or regional economic conditions;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Regional weather conditions, including greater than anticipated rainfall;
•	Increase in interest rates;
•	Loss of customers or sales weakness;
•	Inability to achieve future sales levels or other operating results;
•	Key management or other unanticipated personnel changes;
•	A slowdown in building in the Southwestern United States;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems.

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

OVERVIEW AND OUTLOOK

We are a holding company, operating through our wholly-owned subsidiaries; Hesperia Truss, Inc. and Pahrump Valley Truss, Inc. We are based in Hesperia, California and currently have 83 employees. Our subsidiaries engage in the design, manufacture, and transport of roof trusses and floor joists for residential and commercial building, primarily in the United States. Our customers include general contractors, framing contractors, owner builders, and resale distributors.

The Company manufactures custom trusses and floor joists and also provides custom engineering services. More recently, the Company has expanded product distribution to include third-party truss and joist products. Trusses are an engineered wood product that is constructed of 2X wood members and metal connectors, which are designed to support specific structures, such as roofs or floors. The floor trusses are open web, providing space for plumbing, electrical, and ductwork. These are used for multi-story structures and are substitutes for floor joists. The roof trusses are used for both single-story and multi-story structures.

Since the inception of our truss business we have focused on the custom home and commercial market segment. Although Hesperia has had success in this market segment, management has chosen to diversify its focus into other sectors of the market, such as the national distribution channels, regional re-sell outlets, new products market, and tract homes and large developers. We have already begun to expand our sales in the national distribution channels with our special vendor agreements with Home Depot in Southern California and Nevada and are continuing to expand our sales territory and products under this agreement.

Subsequent to the period ending September 30, 2005, we officially became a non-exclusive distributor of a new product known as the Open Joist 2000. Open Joist 2000 is a trimmable open-web floor joist that competes with well-known products such as I-Joists. Open Joist 2000 is a division of Universal Forest Products, Inc. We will be distributing the product in the territory located west of the Mississippi.

We also reached an arrangement with Frontier Homes subsequent to the third quarter. Frontier is a major tract home developer in the Inland Empire of Southern California whereby we anticipate supplying orders for 500 new homes in the coming year. During the past two quarters we have built over 168 home roof packages for Frontier Homes.

During the third quarter, Hesperia’s management decided to diversify its business pursuits from the truss business by taking the initial steps to entering into the media and film rights industry. We purchased licensing rights of a film library on August 11, 2005 from Federated Atlantic Corporation (“Federated”) and intend to continue to expand our operations into the licensing world of filmed and televised entertainment. Pursuant to the agreement, we received the rights to license specific films currently owned by Federated in their video library for a period of ten (10) years. The purchase price for the rights was $5,000,000, which is to be paid through the issuance of 2,500,000 shares of our restricted common stock. As of the date of this report, the shares have not been issued. Additionally, we are obligated to register the shares issued to Federated within six months of signing the agreement.

Although the licensing agreement has been executed, the valuation of the film assets is still pending a final report to determine actual value. The market size for filmed and television entertainment is in the billions of dollars, with customers ranging from major film studios, to numerous television networks, home entertainment companies, and a myriad of other applications.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$ 2,851,020	$ 2,888,628	$ 6,962,738	$ 8,256,414

Cost of sales	2,140,236	1,960,309	4,554,518	6,466,305

General and administrative expenses	656,679	2,594,675	1,926,283	4,193,508
Consulting services	-	-	76,311	-
Depreciation and Amortization	28,197	25,918	76,608	66,856

Total Expenses	684,877	2,620,593	2,002,892	4,260,364

Net Income (Loss)	$ (8,239)	$ (1,702,680)	$ 339,950	$ (2,489,436)

Revenues

	2005	2004	Increase/(decrease)
			$	%
For the three months ended September 30:
Revenue	$ 2,851,020	$ 2,888,628	$ (37,608)	(1%)

Revenues for the three months ended September 30, 2005 were $2,851,020 compared to revenues of $2,888,628 in the three months ended September 30, 2004. This resulted in a decrease in revenues of $37,608, or 1%, from the same period one year ago. The decrease in revenues is still related to the cumulative effect of extraordinary rainfall experienced during the 2004 winter and first quarter of 2005. This caused construction for our customers to be delayed, which ultimately impacted our sales in the beginning months of the 2005 first quarter. Our second quarter and third quarter sales for 2005 began to increase but we have not fully recovered from the initial delays.

2005	2004	Increase/(decrease)
		$	%
For the nine months ended September 30:
Revenue	$ 6,962,738	$ 8,256,414	$ (1,293,676)	(16%)

Revenues for the nine months ended September 30, 2005 were $6,962,738 compared to revenues of $8,256,414 in the nine months ended September 30, 2004. This resulted in a decrease in revenues of $1,293,676, or 16%, from the same period one year ago. As mentioned above, the decrease in revenues was initially due to the unprecedented rainfall experienced this winter in the Southwestern United States, as compared to previous years. Although work was postponed, it was not cancelled. We started to see an increase in revenue to normal levels by the middle of the second quarter and continued to pick up through the third quarter, once the wet season had passed.

In addition to the delays from the unusual amounts of rainfall, the Company also experienced a slow down in orders from local custom home builders who have been affected by the real estate growth in Southern California and Nevada, the areas which we currently service. Local home builders have experienced difficulties purchasing lots for their business, which has ultimately impacted the supply need for trusses in the custom home market. We intend to diversify our focus from custom home builders to larger tract home developers. Subsequent to the end of the third quarter, we reached an arrangement with Frontier Homes to supply trusses to an anticipated amount of over 500 homes in the next year.

Cost of sales / Gross profit percentage of revenue

	2005	2004	Increase/(decrease)
			$	%

For the three months ended September 30:
Cost of sales	$ 2,140,236	$ 1,960,309	$ 179,927	9%

Gross profit % of revenue	25%	32%

Cost of sales for the three months ended September 30, 2005 was $2,140,236, an increase of $179,927, or 9%, from $1,960,309 for the three months ended September 30, 2004. The increase in the cost of sales, in the current period, was minimal but due to higher labor costs and higher lumber costs. Comparatively the reduction in business activity caused by weather related delays was returning to normal levels as compared to previous periods.

Gross profit as a percentage of revenue decreased from 32% for the three months ended September 30, 2004 to 25% for the three months ended September 30, 2005. Due to the large fluctuations in material costs over the past year, we have tried to adjust our pricing to accommodate some of our building costs. The decrease in gross profit margin was caused by the increase in cost of sales.

2005	2004	Increase/(decrease)
		$	%

For the nine months ended September 30:
Cost of sales	$ 4,554,518	$ 6,466,305	$ (1,911,787)	(30%)

Gross profit % of revenue	35%	22%

Cost of sales for the nine months ended September 30, 2005 was $4,554,518, a decrease of $1,911,787, or 30%, from $6,466,305 for the nine months ended September 30, 2004. Although the decrease for the beginning months of 2005 is primarily related to the reduction in business activity caused by weather related delays, the Company has also reduced the overall cost of production because of an improvement in pricing and cost management which has minimized the overall decrease from the same period last year.

Gross profit as a percentage of revenue increased from 22% for the nine months ended September 30, 2004 to 35% for the nine months ended September 30, 2005. The increase in gross profit margin was due to our continued strategy of pricing changes and the elimination of non-profitable sales. We intend to continue our strategy of aggressively marketing service and products as a bundled package and not accept purely price driven contracts where acceptable margins can not be maintained.

General and Administrative expenses

	2005	2004	Increase/(decrease)

			$	%

For the three months ended September 30:
General & administrative expenses	$ 656,679	$ 2,594,675	$ (1,937,996)	(75%)

General and administrative expenses were $656,679 for the three months ended September 30, 2005 versus $2,594,675 for the three months ended September 30, 2004, which resulted in a decrease of $1,937,996 or 75%. General and administrative expenses decreased comparatively for the three months ended September 30, 2004 to the comparative period in 2004 as a result of the Company not incurring such a large expenses for stock compensation to employees, consultants and legal fees. During 2004 we had to incur additional one time expenses to increase our personnel in our production yard and administrative support which we did not need to do during 2005.

	2005	2004	Increase/(decrease)

			$	%

For the nine months ended September 30:
General & administrative Expenses	$ 1,926,283	$ 4,193,508	$ (2,267,225)	(54%)

General and administrative expenses were $1,926,283 for the nine months ended September 30, 2005 versus $4,193,508 for the nine months ended September 30, 2004, which resulted in a decrease of $2,267,225 or 54%. A large part of the Company’s decrease from the same period last year was the Company did not incur the large expense of stock compensation as seen in the comparable period in 2004. Furthermore, the Company was able to continue to produce decreases in selling, general, and administrative expenses due to being more efficient in its inventory management, elimination of unnecessary overhead and an overall reduction in marketing expenses during the nine months of 2005.

Net Income (Loss)

	2005	2004

For the three months ended September 30:
Net income (loss)	$ (8,239)	$ (1,702,680)

The net loss for the three months ended September 30, 2005 was $8,239, versus a net loss of $1,702,680 for the three months ended September 30, 2004, a change in net loss of 1,694,441. Although, the Company experienced a net loss for the three months ended September 30, 2005 it was a minimal amount when compared to the net loss experienced in the same period of 2004. Last year’s loss was significantly related to the stock compensation expenses that affected the general and administrative costs. The Company had a decrease for the current period because of the increase in cost of goods sold and a drop in sales for the Pahrump Valley operations. This was offset by the reduction in general and administrative expenses.

	2005	2004

For the nine months ended September 30:
Net income (loss)	$ 339,950	$ (2,489,436)

The Company generated a net income for the nine months ended September 30, 2005 of $339,950, versus a net loss of $2,489,436 for the nine months ended September 30, 2004. The significant reason for the increase in net income was due primarily to our overall gross margin improvements and due to our adjusted pricing.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2005 compared to December 31, 2004.

	September 30, 2005	December 31, 2004
Total Assets	$1,161,526	$1,386,644

Accumulated (Deficit)	$(3,308,831.01)	$(3,647,897)

Stockholders’ Equity (Deficit)	$(522,657)	$(890,523)

Working Capital (Deficit)	$8,355	$(101,491)

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. As of September 30, 2005, we had current assets of $1,161,526 and current liabilities of $1,153,171 which resulted in a working capital of $8,355. As a result of our net income of $339,950, our cash flow generated from operations was $460,761 during the nine-months ended September 30, 2005. We also paid down our debt obligations of $169,249. Our cash increased from $4,966 at December 31, 2004 to $99,253 at September 30, 2005, a net increase of $94,287. We met our cash requirements during the period through the receipt of $500,00 of proceeds from notes payable.

Additional funding is currently being sought. There is no guarantee that we will be successful in raising the funds required. In October 2004, we entered into an agreement with Laurus Master Fund, Ltd. establishing a revolving line of credit. As of September 30, 2005, we had an outstanding loan obligation of $737,707 with availability of $262,293. We are seeking additional funding to modernize our current facilities and to expand into new market areas.

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

Inflation/Seasonality

The effect of inflation on our revenues and operating results has not been significant. Although seasonality has generally not been an issue with our operations in the past, since we are domiciled in California and Nevada; the unprecedented rainfall on the winter of 2004-2005 had an adverse affect on our revenue for the two quarters of 2005. As described above, it is management's opinion that since the weather has caused construction delays, not cancellation, the adverse affect on our revenues is only temporary and we began to see a return to more normal conditions in the middle of the second quarter and throughout the third quarter. Although there were some carry over effects into the third quarter, we feel conditions have resumed to what is expected for this time of year.

Personnel

We currently have approximately 83 full time and part time employees. We intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Certain Relationships and Related Transactions

Facilities

Our wholly-owned subsidiary, Hesperia Truss (HTI), occupies a 3,900 square-foot building and warehouse on five acres in Hesperia, California. Two of our directors and stockholders, Mark Presgraves and Donald Shimp, owned the building and land. We had previously been renting the facility and surrounding land for $24,000 per year however, on May 20, 2005, we purchased the land from Messrs. Shimp and Presgraves for a purchase price of $400,000. Pursuant to the purchase agreement, Messrs Shimp and Presgraves. agreed to finance a total of $100,000 for a period of 36 months with an interest rate of 6% per annum, which we pay in weekly installments.

On April 27, 2005, HTI purchased vacant land adjacent to the current building and warehouse in Hesperia, California. The land was purchased for $200,000, which is being paid for in monthly payments of $3,506.65 over a 72 month period. We are currently exploring possibilities to sell this land and focus our efforts on our core business.

On November 16, 2005, HTI entered into two 5 year leases for a total of 25,264 square feet for industrial and manufacturing facilities located in San Bernardino, California. The leases will commence on January 1, 2006 and end on December 31, 2010 at a rate of $10,540 per month.

Loans Payable/Receivable

We have an outstanding principal balance owed to Donald Shimp and Mark Presgraves the Company’s former President, and current Secretary and Treasurer respectively in the amount of $59,240 as of September 30, 2005. The note is for the payment due on the land purchased in May of this year.

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

•	stock-based compensation
•	revenue recognition

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. One risk and uncertainty is unpredictable weather, which has been shown in the last year’s filings to have had an impact on our business. Last year’s unusually wet winter in the Southern California and Nevada areas definitely impacted our expectations on business. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We have only recently begun to experience profitable periods but there can be no assurance that we will not return to operating losses. If we experience losses it may negatively impact our ability to achieve our business objectives.

We incurred a net loss of $2,347,963 for the year ended December 31, 2004. For the nine months ended September 30, 2005, we had a net income of $339,950. We cannot assure you that we can continue to maintain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Our company is offering a new product line of Open Joists, which is a new endeavor for our business. There can be no assurance that we will be successful in this new division or that we will be able to adapt our business plan to integrate this new line of business.

Our expansion of operations in a new line of products is subject to risks associated with a new business, including unforeseen problems and expenses and complications encountered with the early phases of operations in a business. While we believe our current personnel is familiar with the new products of Open Joist, there can be no assurances that we will be able to locate, hire and retain the necessary personnel, if necessary, to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and/or customers.

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

The price of lumber has been volatile in recent years due to factors beyond our control, including:

•	Weather and other natural events;
•	Governmental regulation of logging on public lands;
•	Lumber agreements between Canada and the U.S.; and
•	Competition from other industries that use similar grades and types of lumber.

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

Our sales are affected by weather.

The truss industry is directly tied to the construction industry, which may be impacted by seasonal weather patterns. As a result, our working capital requirements and cash flow will vary substantially throughout the year. Consumer demand for our products will be affected by weather conditions and the amount of precipitation experienced in the areas we service. Rainy and wet weather could result in decreased sales of our products and could have an adverse effect on our financial position. Additionally, due to the seasonality of the industry, results from any one or more quarters are not necessarily indicative of annual results or continuing trends.

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

We have limited resources and we can offer no assurance that we will be able to integrate and manage any acquisitions successfully. During the third quarter, we did enter into an agreement which purchased licensing rights from a corporation’s film library. Furthermore, we do anticipate acquiring additional licensing rights or similar acquisitions in the media arts industry in the upcoming quarters.

Our company has no operating history in the film and media rights industry and there can be no assurance that we will be successful in the entry into the industry or that we will be able to develop our business plan to integrate this new line of business.

Our proposed operations are subject to all of the risks inherent in the establishment of a new business, including licensing risks, insufficient capital, unforeseen problems, and expenses and complications encountered with the early phases of operations in a business. Moreover, our lack of an operating history in the media rights industry makes it impossible to predict whether or not the company will operate profitably if it is able to enter such industry. While we have brought on management that is familiar with the media industry, there can be no assurances that we will be able to locate, hire and retain the necessary personnel to initiate, manage and operate this new line of business, develop and implement necessary systems, obtain contracts and obtain financing as contemplated in our business plan.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares are thinly traded and trading on the OTC Bulletin Board which may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

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

As of September 30, 2005, we had 16,112,617 shares of common stock issued and outstanding and convertible notes and preferred stock outstanding, excluding interest, which may be converted into 1,866,667 shares of common stock, and outstanding warrants to purchase 661,000 shares of common stock. In addition, under the terms of our Revolving Note with Laurus Master Fund, additional shares of common stock may be issued pursuant to the convertible notes for drawdowns based on accounts receivable. All of the shares, including all of the shares issuable upon conversion of the convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Item 2. Changes in Securities

There were no issuances of common or preferred stock during the period ended September 30, 2005.

Subsequent Issuances

On October 27, 2005, we issued 180,082 shares of restricted stock for legal fees to Stoecklein Law Group pursuant to our retainer agreement dated September 23, 2005. We believe that the issuance of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation.

On October 27, 2005, we issued 325,203 shares of restricted stock for contract accounting fees to Opus Pointe pursuant to our agreement dated September 22, 2005. We believe that the issuance of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation.

Item 3.	Defaults by the Company upon its Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Frontier Homes

On November 2, 2005 we released a press release describing our mutually agreed arrangement between Hesperia Holding and Frontier Homes. As of the date of this report we have not filed a current report on Form 8-K regarding this press release. We have discussed the arrangement in our subsequent events discussion above and we have attached a copy of the press release as Exhibit 99.

Item 6.	Exhibits and Reports on 8-K.

2.1

Agreement and Plan of Merger between Hesperia Holding, Inc. (formerly Saveyoutime.com, Inc.) and Hesperia Holding Corp. (Filed as an exhibit to the Current Report on Form 8-K, dated January 28, 2003 and incorporated herein by reference).

2.2	Certificate of Merger, dated February 10, 2003, (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 15, 2003 and incorporated herein by reference).
3.1(i)**	Articles of Incorporation, filed on March 24, 2000.
3.1(ii)**	Bylaws of the Company, filed with the Commission on March 24, 2000.
4.1***	Security Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc. and Pahrump Valley Truss, Inc.
4.2***	Secured Revolving Note issued to Laurus Master Fund, Ltd., dated October 8, 2004.

4.3***	Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., dated October 8, 2004.
4.4***	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd., dated October 8, 2004.
4.5***	Registration Rights Agreement, dated as of October 8, 2004, by and between Laurus Master Fund, Ltd. and Hesperia Holding, Inc.
4.6***	Escrow Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc., Pahrump Valley Truss, Inc. and Loeb & Loeb LLP.
4.7***	Stock Pledge Agreement, dated as of October 8, 2004, by and between Laurus Master Fund, Ltd. and Hesperia Holding, Inc.
4.8***

Subordination Agreement, dated as of October 8, 2004, by and among Laurus Master Fund, Ltd., Hesperia Holding, Inc., Hesperia Truss, Inc. Pahrump Valley Truss, Inc., Donald M. Shimp, Mark Presgraves, Fred Smith and Steve Chaussy.

10.1

Consulting Agreement, dated as of March 12, 2004, between the Company and TheSUBWAY.com, (Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 29, 2004 and incorporated herein by reference).

10.2

Consulting Agreement, dated as of April10, 2003, between the Company and IR Plus, Inc., (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2004 and incorporated herein by reference).

10.3

Licensing Agreement, dated August 11, 2004 between Hesperia Holding, Inc. and Federated Atlantic Corporation, (Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on September 12, 2005 and incorporated herein by reference).

10.4

Open Joist Agreement between Hesperia Holdingm Inc. and Universal Forest Products Eastern Division, dated October 21, 2005, (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005 and incorporated herein by reference).

31.1*	Certification of Michael Edison, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Michael Edison, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
99	Hesperia Holding Press Release dated November 1, 2005
*	Filed herewith
**	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on March 24, 2000.

***    Filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 15, 2004.

Reports on Form 8-K

Form 8-K filed on August 9, 2005; Changes in Registrant’s Certifying Accountant

Form 8-K filed on August 23, 2005; Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers

Amended Form 8-K filed on September 2, 2005; Changes in Registrant’s Certifying Accountant

Form 8-K filed on September 23, 2005; Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers

Form 8-K filed on October 27, 2005; Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HESPERIA HOLDING, INC.

(Registrant)

By:/s/ Michael Edison

Michael Edison, President and Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: November 18, 2005